Form 10-Q
period 2025-03-31
OFS Capital Corp
filed 2025-05-02
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 814-00813
OFS CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		46-1339639
State or Other Jurisdiction of		I.R.S. Employer Identification No.
Incorporation or Organization

222 W. Adams Street, Suite 1850, Chicago, Illinois		60606
Address of Principal Executive Offices		Zip Code

(847) 734-2000
Registrant’s Telephone Number, Including Area Code

10 South Wacker Drive, Suite 2500, Chicago, Illinois
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
Yes  ☐     No  ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of April 30, 2025 was 13,398,078.

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
•the belief that the seniority of our debt investments in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, instability in the U.S. and international banking systems, the agenda of the new U.S. presidential administration, including the impact of tariff enactment and tax reductions, the risk of recession or a shutdown of U.S. government services, and related market volatility on our business, our portfolio companies, our industry and the global economy;
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
•the general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China;
•our ability to consummate credit facilities in the future on commercially reasonable terms, if at all;

•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•the belief that we have sufficient levels of liquidity to support our existing portfolio companies;
•the belief that our cash and cash equivalent balances are not exposed to any significant credit risk;
•the fluctuation of the fair value of our investments due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value; and
•the effect of new or modified laws or regulations, including accounting pronouncements and rule issuances, governing our operations.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 4, 2025. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities (unaudited)
(Dollar amounts in thousands, except per share data)

	March 31, 2025	December 31, 2024
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $353,473 and $352,089, respectively)	$298,706	$305,242
Affiliate investments (amortized cost of $11,744 and $11,458, respectively)	104,365	104,423
Total investments, at fair value (amortized cost of $365,217 and $363,547, respectively)	403,071	409,665
Cash and cash equivalents	4,054	6,068
Interest and dividend receivable	1,441	1,774
Receivable for investments sold	2,100	9,247
Prepaid expenses and other assets	1,297	1,369
Total assets	$411,963	$428,123

Liabilities
Revolving lines of credit	$68,050	$68,350
Unsecured Notes (net of deferred debt issuance costs of $1,444 and $1,688, respectively)	178,556	178,312
Interest payable	1,685	3,195
Payable to adviser and affiliates (Note 3)	2,306	3,145
Payable for investments purchased	—	1,802
Other liabilities	983	1,094
Total liabilities	$251,580	$255,898

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,398,078 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	134	134
Paid-in capital in excess of par	184,912	184,912
Total accumulated losses	(24,663)	(12,821)
Total net assets	160,383	172,225

Total liabilities and net assets	$411,963	$428,123

Number of common shares outstanding	13,398,078	13,398,078
Net asset value per share	$11.97	$12.85

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Investment income
Interest income:
Non-control/non-affiliate investments	$9,580	$11,051
Total interest income	9,580	11,051
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	388	342
Affiliate investments	287	263
Total payment-in-kind interest and dividend income	675	605
Dividend income:
Non-control/non-affiliate investments	11	10
Affiliate investments	—	2,438
Total dividend income	11	2,448
Fee income:
Non-control/non-affiliate investments	29	129
Total investment income	10,295	14,233
Expenses
Interest expense	3,858	4,572
Base management fee	1,549	1,523
Income Incentive Fee	330	1,399
Professional fees	436	414
Administration fee	394	394
Other expenses	263	335
Total expenses	6,830	8,637
Net investment income	3,465	5,596
Net realized and unrealized gain (loss) on investments
Net realized loss on non-control/non-affiliate investments	(2,587)	(581)
Net realized gain on affiliate investments	—	1,379
Net unrealized depreciation on non-control/non-affiliate investments	(7,920)	(3,047)
Net unrealized depreciation on affiliate investments	(344)	(12,333)
Deferred tax (expense) benefit on net unrealized appreciation (depreciation)	99	(63)
Net loss on investments	(10,752)	(14,645)
Net decrease in net assets resulting from operations	$(7,287)	$(9,049)

Net investment income per common share – basic and diluted	$0.26	$0.42
Net decrease in net assets resulting from operations per common share – basic and diluted	$(0.54)	$(0.67)
Distributions declared per common share	$0.34	$0.34
Basic and diluted weighted-average common shares outstanding	13,398,078	13,398,078
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total accumulated losses	Total net assets
	Number of shares	Par value	Number of shares	Par value
Balances at December 31, 2023	—	$—	13,398,078	$134	$184,841	$(22,971)	$162,004
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	5,596	5,596
Net realized gain on investments, net of taxes	—	—	—	—	—	798	798
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(15,443)	(15,443)
Dividend declared	—	—	—	—	—	(4,555)	(4,555)
Net decrease for the three month period ended March 31, 2024	—	—	—	—	—	(13,604)	(13,604)
Balances at March 31, 2024	—	$—	13,398,078	$134	$184,841	$(36,575)	$148,400

Balances at December 31, 2024	—	$—	13,398,078	$134	$184,912	$(12,821)	$172,225
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	3,465	3,465
Net realized loss on investments, net of taxes	—	—	—	—	—	(2,587)	(2,587)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(8,165)	(8,165)
Distributions declared	—	—	—	—	—	(4,555)	(4,555)
Net decrease for the three month period ended March 31, 2025	—	—	—	—	—	(11,842)	(11,842)
Balances at March 31, 2025	—	$—	13,398,078	$134	$184,912	$(24,663)	$160,383

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(7,287)	$(9,049)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net realized (gain) loss on investments	2,587	(798)
Net unrealized depreciation on investments, net of deferred taxes	8,165	15,443
Amortization of Net Loan Fees	(199)	(298)
Amendment fees received	23	12
Payment-in-kind interest and dividend income	(675)	(604)
Accretion of interest income on Structured Finance Securities	(2,925)	(2,093)
Amortization of deferred debt issuance costs	371	391
Amortization of intangible asset	—	69
Purchase and origination of portfolio investments	(10,411)	(7,339)
Proceeds from principal payments on portfolio investments	3,290	9,854
Proceeds from sale or redemption of portfolio investments	3,137	2,049
Proceeds from distributions received from portfolio investments	3,504	3,621
Changes in operating assets and liabilities:
Interest and dividend receivable	333	(315)
Receivable for investments sold	7,147	—
Interest payable	(1,510)	(1,807)
Payable to adviser and affiliates	(839)	(176)
Payable for investments purchased	(1,802)	—
Other assets and liabilities	(68)	258
Net cash provided by operating activities	2,841	9,218

Cash flows from financing activities
Distributions paid to common stockholders	(4,555)	(4,555)
Borrowings under revolving lines of credit	9,750	3,000
Repayments under revolving lines of credit	(10,050)	(15,000)
Repayments of SBA debentures	—	(31,920)
Net cash used in financing activities	(4,855)	(48,475)
Net decrease in cash and cash equivalents	(2,014)	(39,257)
Cash and cash equivalents
Beginning of period	6,068	45,349
End of period	$4,054	$6,092

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$4,997	$5,987
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
March 31, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
24 Seven Holdco, LLC (15)	Temporary Help Services
First Lien Debt		11.54%	SOFR+	7.13%	1/28/2022	11/16/2027	$8,455	$8,430	$8,457	5.3%

AIDC IntermediateCo 2, LLC (15)	Computer Systems Design Services
First Lien Debt		9.82%	SOFR+	5.50%	7/22/2022	7/22/2027	1,955	1,932	1,959	1.2
First Lien Debt		9.82%	SOFR+	5.50%	7/31/2023	7/22/2027	46	45	46	—
							2,001	1,977	2,005	1.2
Allen Media, LLC (15)	Cable and Other Subscription Programming
First Lien Debt		9.95%	SOFR+	5.50%	3/2/2021	2/10/2027	3,681	3,679	2,593	1.6

Associated Spring, LLC (15)	Spring Manufacturing
First Lien Debt		10.17%	SOFR+	5.75%	12/10/2024	4/4/2030	2,262	2,219	2,230	1.4
First Lien Debt (Delayed Draw) (5)		n/m (18)	SOFR+	5.75%	12/10/2024	4/4/2030	—	(8)	(24)	—
							2,262	2,211	2,206	1.4
Avison Young Inc. (15) (16)	Nonresidential Property Managers
First Lien Debt (11)		6.06% cash / 6.50% PIK	SOFR+	8.00%	11/25/2021	3/12/2029	1,590	1,590	1,273	0.8
First Lien Debt (6) (10) (11)		6.06% cash / 6.50% PIK	SOFR+	8.00%	11/25/2021	3/12/2029	533	469	19	—
Common Equity (1,185 Class B units) (10) (13)					3/12/2024			1,400	—	—
Preferred Equity (1,715 Class A units) 12.5% PIK (10) (13)					3/12/2024			1,269	—	—
							2,123	4,728	1,292	0.8
BayMark Health Services, Inc. (15)	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		13.06%	SOFR+	8.50%	6/10/2021	6/11/2028	4,962	4,928	4,362	2.7
Second Lien Debt		13.06%	SOFR+	8.50%	6/10/2021	6/11/2028	3,988	3,959	3,505	2.2
							8,950	8,887	7,867	4.9
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		11.69%	SOFR+	7.25%	2/2/2022	6/8/2029	3,667	3,421	3,529	2.2

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Boca Home Care Holdings, Inc. (20)	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		10.92%	SOFR+	6.50%	2/25/2022	2/25/2027	$9,394	$9,335	$9,394	5.9%
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(7)	—	—
Common Equity (1,290 Class A units) (10)					2/25/2022			1,290	679	0.4
Preferred Equity (3,446 Class A Units) 12.0% cash / 2.0% PIK					3/3/2023			345	359	0.2
							9,394	10,963	10,432	6.5
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt (15)		11.20%	SOFR+	6.75%	11/3/2023	12/30/2027	3,157	3,093	3,126	1.9
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.75%	11/3/2023	12/30/2027	—	(6)	(3)	—
							3,157	3,087	3,123	1.9
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)					3/27/2020			703	63	—

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Second Lien Debt		11.19%	SOFR+	6.75%	9/28/2018	3/30/2029	5,938	5,881	5,938	3.7

Creation Technologies Inc. (15) (16)	Bare Printed Circuit Board Manufacturing
First Lien Debt		10.06%	SOFR+	5.50%	9/24/2021	10/5/2028	1,945	1,937	1,916	1.2

East West Manufacturing LLC (15)	Fluid Power Pump and Motor Manufacturing
First Lien Debt		10.04%	SOFR+	5.75%	2/11/2022	12/22/2028	1,905	1,895	1,905	1.2

Envocore Holding, LLC (F/K/A LRI Holding, LLC) (19)	Electrical Contractors and Other Wiring Installation Contractors
First Lien Debt		7.50%	N/A		6/30/2017	12/31/2026	6,215	6,215	5,936	3.7
First Lien Debt (Revolver) (5)		7.50%	N/A		11/29/2021	12/31/2026	899	899	784	0.5
First Lien Debt (Secured Collateral) (21)		7.50%	N/A		1/10/2025		1,028	1,028	1,028	0.6
Second Lien Debt (6) (10)		10.00% PIK	N/A		6/30/2017	12/31/2027	8,893	6,584	—	—
Equity Participation Rights (10) (17)					12/31/2021			4,722	—	—
							17,035	19,448	7,748	4.8
Excelin Home Health, LLC	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	6,223	6,166	5,340	3.3

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
First Brands Group, LLC (14) (15)	Other Motor Vehicle Parts Manufacturing
First Lien Debt		9.55%	SOFR+	5.00%	8/23/2024	3/30/2027	$3,334	$3,296	$3,106	1.9%
First Lien Debt		9.55%	SOFR+	5.00%	8/26/2024	3/30/2027	1,628	1,612	1,517	0.9
							4,962	4,908	4,623	2.8
GGC Aerospace Topco L.P. (10)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units)					12/29/2017			450	—	—
Common Equity (40,984 Class B units)					12/29/2017			50	—	—
								500	—	—
GoTo Group (F/K/A LogMeIn, Inc.) (14) (15)	Data Processing, Hosting, and Related Services
First Lien Debt		9.19%	SOFR+	4.75%	3/26/2021	4/28/2028	934	933	869	0.5
First Lien Debt		9.19%	SOFR+	4.75%	3/26/2021	4/28/2028	1,289	1,289	606	0.4
							2,223	2,222	1,475	0.9
Heritage Grocers Group, LLC. (F/K/A Tony's Fresh Market / Cardenas Markets) (14) (15)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		11.15%	SOFR+	6.75%	7/20/2022	8/1/2029	8,977	8,801	7,758	4.8

Honor HN Buyer Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		10.20%	SOFR+	5.75%	10/15/2021	10/15/2027	6,384	6,330	6,384	4.0
First Lien Debt (15)		10.20%	SOFR+	5.75%	10/15/2021	10/15/2027	4,037	3,997	4,037	2.5
First Lien Debt (Revolver) (5)		12.25%	Prime+	4.75%	10/15/2021	10/15/2027	95	88	95	0.1
First Lien Debt (15)		10.20%	SOFR+	5.75%	3/31/2023	10/15/2027	4,492	4,460	4,492	2.8
First Lien Debt (Delayed Draw) (5) (15)		n/m (18)	SOFR+	5.75%	10/15/2024	10/15/2026	—	(19)	—	—
							15,008	14,856	15,008	9.4
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		11.19%	SOFR+	6.75%	1/27/2022	3/2/2029	2,683	2,683	2,533	1.6

Inergex Holdings, LLC (11)	Other Computer Related Services
First Lien Debt		11.45% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	14,742	14,634	14,742	9.2
First Lien Debt (Revolver)		11.30% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	2,344	2,344	2,344	1.5
							17,086	16,978	17,086	10.7
JP Intermediate B, LLC (6) (15)	Drugs and Druggists' Sundries Merchant Wholesalers
First Lien Debt		14.00%	Prime+	6.50%	1/14/2021	11/20/2027	4,638	4,491	1,904	1.2

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Kreg LLC	Other Ambulatory Health Care Services
First Lien Debt (11) (15)		10.70% cash / 0.50% PIK	SOFR+	6.25%	12/20/2021	12/20/2026	$17,501	$17,458	$16,608	10.4%
First Lien Debt (Revolver) (5)		10.55%	SOFR+	6.25%	12/20/2021	12/20/2026	891	888	823	0.5
							18,392	18,346	17,431	10.9
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt (15)		10.44%	SOFR+	6.00%	10/20/2023	10/20/2029	2,206	2,162	2,228	1.4
First Lien Debt (Delayed Draw) (5) (15)		10.25%	SOFR+	6.00%	10/20/2023	10/20/2029	370	366	375	0.2
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(6)	—	—
							2,576	2,522	2,603	1.6
Metasource, LLC (15)	All Other Business Support Services
First Lien Debt		10.81% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	2,737	2,708	2,598	1.6

One GI LLC	Offices of Other Holding Companies
First Lien Debt (15)		11.17%	SOFR+	6.75%	12/13/2021	12/22/2025	7,337	7,310	7,102	4.4
First Lien Debt (15)		11.17%	SOFR+	6.75%	12/13/2021	12/22/2025	3,867	3,852	3,743	2.3
First Lien Debt (Revolver)		11.17%	SOFR+	6.75%	12/13/2021	12/22/2025	1,444	1,439	1,398	0.9
							12,648	12,601	12,243	7.6
Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6)	Software Publishers
First Lien Debt		6.50%	N/A		3/13/2018	12/31/2026	16,648	14,113	8,291	5.2

PM Acquisition LLC (10)	All Other General Merchandise Stores
Common Equity (499 units)					9/30/2017			499	1,260	0.8

Redstone Holdco 2 LP (F/K/A RSA Security) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt (14)		9.30%	SOFR+	4.75%	4/16/2021	4/27/2028	1,715	1,710	934	0.6
Second Lien Debt		12.30%	SOFR+	7.75%	4/16/2021	4/27/2029	4,450	4,417	2,092	1.3
							6,165	6,127	3,026	1.9
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018			—	933	0.6

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
RumbleOn, Inc. (15) (16)	Other Industrial Machinery Manufacturing
First Lien Debt (11)		11.30% cash / 1.50% PIK	SOFR+	8.25%	8/31/2021	8/31/2026	$2,619	$2,562	$2,493	1.6%
First Lien Debt (11)		11.30% cash / 1.50% PIK	SOFR+	8.25%	8/31/2021	8/31/2026	790	780	752	0.5
Warrants (warrants to purchase up to $218,000 in common stock) (10)					8/31/2021	8/14/2028 (12)		200	15	—
							3,409	3,542	3,260	2.1
Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (1,603 Series B units)					9/4/2020			160	1	—

Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
First Lien Debt		7.92%	SOFR+	3.50%	3/25/2021	4/3/2028	1,780	1,772	1,491	0.9

SS Acquisition, LLC (20)	Sports and Recreation Instruction
First Lien Debt (15)		10.30%	SOFR+	6.00%	12/20/2024	12/20/2029	16,922	16,842	16,668	10.4
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.00%	12/20/2024	12/20/2029	—	(8)	(27)	—
							16,922	16,834	16,641	10.4
SSJA Bariatric Management LLC (10) (15) (20)	Offices of Physicians and Mental Health Specialists
First Lien Debt (6)		9.70% PIK	SOFR+	5.25%	8/26/2019	4/30/2025	10,908	9,563	4,717	2.9
First Lien Debt (6)		9.70% PIK	SOFR+	5.25%	12/31/2020	4/30/2025	1,179	1,033	510	0.3
First Lien Debt (6)		9.70% PIK	SOFR+	5.25%	12/8/2021	4/30/2025	2,970	2,600	1,284	0.8
First Lien Debt (Revolver) (6)		9.70% PIK	SOFR+	5.25%	8/26/2019	4/30/2025	304	266	132	0.1
Common Equity (867,591 Class F units) (13)					4/10/2024			—	—	—
							15,361	13,462	6,643	4.1
Staples, Inc. (14) (15)	Business to Business Electronic Markets
First Lien Debt		10.04%	SOFR+	5.75%	5/23/2024	9/4/2029	2,559	2,472	2,280	1.4

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt (15)		10.42% cash / 1.00% PIK	SOFR+	6.00%	10/14/2021	10/14/2026	15,302	15,254	14,383	9.0
First Lien Debt (Revolver) (5)		10.42%	SOFR+	6.00%	10/14/2021	10/14/2026	1,029	1,025	937	0.6
							16,331	16,279	15,320	9.6

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		13.05%	SOFR+	8.50%	5/13/2021	11/2/2028	$4,500	$4,568	$4,248	2.6%

United Biologics Holdings, LLC (10) (13)	Medical Laboratories
Preferred Equity (151,787 units)					4/16/2013			9	—	—

Wellful Inc. (F/K/A KNS Acquisition Corp.) (15)	Electronic Shopping and Mail-Order Houses
First Lien Debt		9.44%	SOFR+	5.00%	12/19/2024	4/19/2030	2,844	2,844	2,787	1.7
First Lien Debt (11)		8.94% cash / 1.75% PIK	SOFR+	6.25%	4/16/2021	10/19/2030	4,362	4,362	3,315	2.1
							7,206	7,206	6,102	3.8

Total Debt and Equity Investments - Non-control/Non-affiliate Investments							$259,547	$262,072	$219,172	136.5%

Structured Finance Securities (16)
Apex Credit CLO 2020 Ltd. (7) (9)
Subordinated Notes		16.99%	N/A		11/16/2020	4/20/2035	$11,080	$9,304	$7,310	4.6%

Apex Credit CLO 2021 Ltd. (7) (9)
Subordinated Notes		15.41%	N/A		5/28/2021	7/18/2034	8,630	6,209	4,903	3.1

Apex Credit CLO 2022-1 Ltd. (7) (9)
Subordinated Notes		7.70%	N/A		4/28/2022	4/22/2033	10,726	8,399	6,068	3.8

Battalion CLO XI Ltd.
Mezzanine Debt - Class E		11.41%	SOFR+	6.85%	4/25/2022	4/24/2034	6,000	5,996	5,673	3.5

BlueMountain CLO XXXV Ltd. (7) (9)
Subordinated Notes		22.30%	N/A		10/30/2024	7/22/2035	7,800	5,851	5,333	3.3

Brightwood Capital MM CLO 2023-1, Ltd.
Mezzanine Debt - Class E		14.66%	SOFR+	10.36%	9/28/2023	10/15/2035	2,133	1,974	2,176	1.4
Subordinated Notes (7) (9)		11.49%	N/A		9/28/2023	10/15/2035	5,494	4,939	4,272	2.7
							7,627	6,913	6,448	4.1

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Canyon CLO 2019-1, Ltd. (7) (9)
Subordinated Notes		25.32%	N/A		8/22/2024	7/15/2037	$18,453	$9,477	$9,891	6.2%

Dryden 76 CLO, Ltd. (7) (9)
Subordinated Notes		9.29%	N/A		9/27/2019	10/15/2037	5,352	3,099	1,918	1.2

ICG US CLO 2021-3, Ltd. (7) (9)
Subordinated Notes		32.82%	N/A		8/8/2024	10/20/2034	16,750	8,223	9,893	6.2

LCM 42 Ltd.(7) (9)
Subordinated Notes		16.91%	N/A		12/19/2024	1/15/2038	3,500	3,117	3,117	1.9

Madison Park Funding XXIII, Ltd. (7) (9)
Subordinated Notes		10.77%	N/A		1/8/2020	7/27/2047	10,000	4,366	3,612	2.3

Madison Park Funding XXIX, Ltd. (7) (9)
Subordinated Notes		16.69%	N/A		12/22/2020	10/18/2047	10,971	5,496	5,208	3.2

Monroe Capital MML CLO X, Ltd.
Mezzanine Debt - Class E-R		13.07%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000	982	1,000	0.6

Park Avenue Institutional Advisers CLO Ltd. 2021-1
Mezzanine Debt - Class D		11.85%	SOFR+	7.30%	1/26/2021	1/20/2034	1,000	987	998	0.6

THL Credit Wind River 2019‐3 CLO Ltd. (4) (7) (9)
Subordinated Notes		0.00%	N/A		4/5/2019	4/15/2031	7,000	3,758	1,252	0.8

Trinitas CLO VIII, Ltd. (4) (7) (9)
Subordinated Notes		0.00%	N/A		3/4/2021	7/20/2117	5,200	2,425	364	0.2

Venture 45 CLO, Limited
Mezzanine Debt - Class E		11.99%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,955	2,702	1.7

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Voya CLO 2024-7, Ltd. (7) (9)
Subordinated Notes		16.46%	N/A	1/7/2025	1/20/2038	$4,275	$3,844	$3,844	2.4%

Total Structured Finance Securities						$138,364	$91,401	$79,534	49.7%

Total Non-control/Non-affiliate Investments						$397,911	$353,473	$298,706	186.2%
Affiliate Investments
Contract Datascan Holdings, Inc. (20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares) 10% PIK				8/5/2015			$8,693	$10,255	6.4%
Common Equity (11,273 shares) (10)				6/28/2016			104	—	—
							8,797	10,255	6.4
DRS Imaging Services, LLC (10) (13) (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)				3/8/2018			1,135	1,848	1.2

Pfanstiehl Holdings, Inc. (8) (20)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			217	90,762	56.6

TalentSmart Holdings, LLC (10) (13) (20)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)				10/11/2019			1,595	1,500	0.9

Total Affiliate Investments							$11,744	$104,365	65.1%

Total Investments						$397,911	$365,217	$403,071	251.3%

(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)As of March 31, 2025, the Company held loans and mezzanine debt investments with an aggregate fair value of $207,033 of the total loan portfolio, that bore interest at a variable rate indexed to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect as of March 31, 2025. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(3)Unless otherwise noted in footnote 14, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.
(4)As of March 31, 2025, the effective accretable yield was estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security’s anticipated optional redemption, was less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions were recognized as reductions to amortized cost until such time, if and when occurring, a future aggregate amount of then-projected distributions exceeds the security’s then-current amortized cost.
(5)Subject to unfunded commitments. The Company considers undrawn amounts in the determination of fair value on revolving lines of credit and delayed draw term loans. See Note 6.
(6)Investment was on non-accrual status as of March 31, 2025, meaning the Company suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
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

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
March 31, 2025
(Dollar amounts in thousands)

(8)Portfolio company represents greater than 5% of total assets as of March 31, 2025.
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
(10)Non-income producing. The Company has not recognized income on the security during the prior twelve-month period preceding the period-end date.
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of March 31, 2025:

Portfolio Company	Investment Type	Maximum PIK Rate Allowed	Range of PIK Option	Range of Cash Option
Avison Young Inc.	First Lien Debt	6.50%	0% to 6.50%	6.06% to 12.56%
Avison Young Inc.	First Lien Debt	6.50%	0% to 6.50%	6.06% to 12.56%
Inergex Holdings, LLC	First Lien Debt	2.00%	0% to 2.00%	11.45% to 13.45%
Inergex Holdings, LLC	First Lien Debt (Revolver)	2.00%	0% to 2.00%	11.30% to 13.30%
Kreg LLC	First Lien Debt	0.50%	0% to 0.50%	10.70% to 11.20%
RumbleOn, Inc.	First Lien Debt	1.50%	0% to 1.50%	11.30% to 12.80%
RumbleOn, Inc.	First Lien Debt	1.50%	0% to 1.50%	11.30% to 12.80%
Wellful Inc. (F/K/A KNS Acquisition Corp.)	First Lien Debt	1.75%	0% to 1.75%	8.94% to 10.69%
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
(16)Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company’s assets immediately following the acquisition of any additional non-qualifying assets. As of March 31, 2025, approximately 79% of the Company's assets were qualifying assets.
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
(21)Represents cash collateral to secure a performance bond issued by a surety company for a construction project contract of the portfolio company. Any amount of the cash collateral withdrawn by the surety company will automatically become a first lien obligation under the credit agreement and have priority over the existing first lien debt of the portfolio company. In consideration of the cash collateral, the portfolio company is paying a 7.50% fee on the funded collateral amount, consistent with the interest rate on the existing first lien debt. The agreement terminates, and the cash collateral will be repaid, upon the completion of the project.

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

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Redstone Holdco 2 LP (F/K/A RSA Security) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt (14)		9.60%	SOFR+	4.75%	4/16/2021	4/27/2028	$1,715	$1,710	$1,039	0.6%
Second Lien Debt		12.60%	SOFR+	7.75%	4/16/2021	4/27/2029	4,450	4,415	2,563	1.5
							6,165	6,125	3,602	2.1
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018			—	1,834	1.1

RumbleOn, Inc. (8) (15)	Other Industrial Machinery Manufacturing
First Lien Debt (11)		12.10% Cash / 1.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	2,609	2,549	2,476	1.4
First Lien Debt (11)		12.10% Cash / 1.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	787	778	747	0.4
Warrants (warrants to purchase up to $218,000 in common stock) (10)					8/31/2021	8/14/2028 (12)		200	34	—
							3,396	3,527	3,257	1.8
Sentry Centers Holdings, LLC (10) (13)	Other Professional, Scientific, and Technical Services
Preferred Equity (1,603 Series B units)					9/4/2020			160	1	—

Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
First Lien Debt		7.96%	SOFR+	3.50%	3/25/2021	4/3/2028	1,785	1,776	1,605	0.9

SS Acquisition, LLC (19)	Sports and Recreation Instruction
First Lien Debt (15)		10.35%	SOFR+	6.00%	12/20/2024	12/20/2029	16,964	16,880	16,880	9.8
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.00%	12/20/2024	12/20/2029	—	(9)	(9)	—
							16,964	16,871	16,871	9.8
SSJA Bariatric Management LLC (10) (15) (19)	Offices of Physicians, Mental Health Specialists
First Lien Debt (6)		9.73%	SOFR+	5.25%	8/26/2019	4/30/2025	10,649	9,563	6,624	3.8
First Lien Debt (6)		9.73%	SOFR+	5.25%	12/31/2020	4/30/2025	1,151	1,033	716	0.4
First Lien Debt (6)		9.73%	SOFR+	5.25%	12/8/2021	4/30/2025	2,899	2,600	1,803	1.0
First Lien Debt (Revolver) (6)		9.73%	SOFR+	5.25%	8/26/2019	4/30/2025	297	266	185	0.1
Common Equity (867,591 Class F units) (13)					4/10/2024			—	—	—
							14,996	13,462	9,328	5.3

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Staples, Inc. (14) (15)	Business to Business Electronic Markets
First Lien Debt		10.18%	SOFR+	5.75%	5/23/2024	9/4/2029	$2,565	$2,473	$2,458	1.4%

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt (15)		10.46% Cash / 1.00% PIK	SOFR+	6.00%	10/14/2021	10/14/2026	15,302	15,248	14,460	8.4
First Lien Debt (Revolver) (5)		10.55%	SOFR+	6.00%	10/14/2021	10/14/2026	1,029	1,024	944	0.5
							16,331	16,272	15,405	8.9
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		13.35%	SOFR+	8.50%	5/13/2021	11/2/2028	4,500	4,573	4,293	2.5

United Biologics Holdings, LLC (10) (13)	Medical Laboratories
Preferred Equity (4,701 units)					4/16/2013			9	—	—

Wellful Inc. (F/K/A KNS Acquisition Corp.) (15)	Electronic Shopping and Mail-Order Houses
First Lien Debt		9.48%	SOFR+	5.00%	12/19/2024	4/19/2030	2,844	2,844	2,844	1.7
First Lien Debt		10.72%	SOFR+	6.25%	4/16/2021	10/19/2030	4,354	4,354	4,354	2.5
							7,198	7,198	7,198	4.2

Total Debt and Equity Investments							$260,122	$263,106	$228,367	132.6%

Structured Finance Securities (8)
Apex Credit CLO 2020 Ltd. (9) (16)
Subordinated Notes		18.21%	N/A		11/16/2020	4/20/2035	$11,080	$9,388	$7,717	4.5%

Apex Credit CLO 2021 Ltd. (9) (16)
Subordinated Notes		18.66%	N/A		5/28/2021	7/18/2034	8,630	6,400	5,282	3.1

Apex Credit CLO 2022-1 Ltd. (9) (16)
Subordinated Notes		13.26%	N/A		4/28/2022	4/22/2033	10,726	8,598	6,213	3.6

Battalion CLO XI Ltd.
Mezzanine Debt - Class E		11.75%	SOFR+	6.85%	4/24/2022	4/24/2034	6,000	5,981	5,659	3.3

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
BlueMountain CLO XXXV Ltd. (9) (16)
Subordinated Notes		15.30%	N/A		10/30/2024	10/22/2037	$5,800	$4,270	$4,217	2.4%

Brightwood Capital MM CLO 2023-1, Ltd.
Mezzanine Debt - Class E		15.02%	SOFR+	10.36%	9/28/2023	10/15/2035	2,133	1,965	2,177	1.3
Subordinated Notes (9) (16)		11.91%	N/A		9/28/2023	10/15/2035	5,494	4,960	4,461	2.6
							7,627	6,924	6,638	3.9
Canyon CLO 2019-1, Ltd. (9) (16)
Subordinated Notes		23.97%	N/A		8/22/2024	7/15/2037	18,453	9,492	10,296	6.0

Dryden 76 CLO, Ltd. (9) (16)
Subordinated Notes		10.31%	N/A		9/27/2019	10/15/2037	5,352	3,131	2,210	1.3

ICG US CLO 2021-3, Ltd. (9) (16)
Subordinated Notes		30.03%	N/A		8/8/2024	10/20/2034	16,750	8,082	9,734	5.7

LCM 42 Ltd. (9) (16)
Subordinated Notes		16.91%	N/A		12/19/2024	1/15/2038	3,500	2,993	2,993	1.7

Madison Park Funding XXIII, Ltd. (9) (16)
Subordinated Notes		12.68%	N/A		1/8/2020	7/27/2047	10,000	4,559	4,140	2.4

Madison Park Funding XXIX, Ltd. (9) (16)
Subordinated Notes		6.34%	N/A		12/22/2020	10/18/2047	9,500	4,866	3,604	2.1

Monroe Capital MML CLO X, Ltd.
Mezzanine Debt - Class E-R		13.27%	SOFR+	8.75%	4/22/2022	5/20/2034	1,000	978	1,000	0.6

Octagon Investment Partners 39, Ltd. (4) (9) (16)
Subordinated Notes		0.00%	N/A		1/23/2020	10/20/2030	7,000	2,997	1,234	0.7

Park Avenue Institutional Advisers CLO Ltd. 2021-1
Mezzanine Debt - Class D		12.18%	SOFR+	7.30%	1/26/2021	1/20/2034	1,000	986	998	0.6

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
THL Credit Wind River 2019‐3 CLO Ltd. (4) (9) (16)
Subordinated Notes		0.00%	N/A		4/5/2019	4/15/2031	$7,000	$3,923	$1,618	0.9%

Trinitas CLO VIII, Ltd. (4) (9) (16)
Subordinated Notes		0.00%	N/A		3/4/2021	7/20/2117	5,200	2,464	582	0.3

Venture 45 CLO, Limited
Mezzanine Debt - Class E		12.32%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,952	2,739	1.6

Total Structured Finance Securities							$137,618	$88,983	$76,875	44.6%

Total Non-control/Non-affiliate Investments							$397,740	$352,089	$305,242	177.2%

Affiliate Investments
Contract Datascan Holdings, Inc. (19)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares) 10% PIK					8/5/2015			$8,407	$11,890	6.9%
Common Equity (11,273 shares) (10)					6/28/2016			104	441	0.3
								8,511	12,331	7.2
DRS Imaging Services, LLC (10) (13) (19)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)					3/8/2018			1,135	1,190	0.7

Pfanstiehl Holdings, Inc. (19) (20)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)					1/1/2014			217	89,298	51.8%

TalentSmart Holdings, LLC (10) (13) (19)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)					10/11/2019			1,595	1,604	0.9

Total Affiliate Investments								$11,458	$104,423	60.6%

Total Investments							$397,740	$363,547	$409,665	237.9%

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
(10)Non-income producing.
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of December 31, 2024:

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
Note 2. Summary of Significant Accounting Policies
Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under ASC Topic 946, Financial Services–Investment Companies. The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q, and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of, and for, the periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 4, 2025. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.
Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Cash and cash equivalents: The Company’s cash and cash equivalent balances are maintained with a member bank of the FDIC, and such balances generally exceed the FDIC insurance limit. The Company does not believe its cash and cash equivalent balances are exposed to any significant credit risk. Cash and cash equivalent balances are held in US Bank Trust Company, National Association and Citibank N.A. money market deposit accounts. In addition, the Company’s use of cash and cash equivalents held by OFSCC-FS is limited by the terms and conditions of the BNP Facility, including but not limited to, the payment of interest expense and principal on the outstanding borrowings.
Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to the Investment Advisory Agreement. The continuation of the Investment Advisory Agreement was most recently approved by the Board on April 3, 2025. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis.
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
For the years ended December 31, 2025 and 2024, OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis, and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. OFS Advisor most recently renewed the agreement to reduce its base management fee for the 2025 calendar year on January 8, 2025.
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
The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses, losses on extinguishment of debt, income taxes from realized capital gains and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gains Fee. Since inception through March 31, 2025, the Company has not made a Capital Gains Fee payment.
The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). As of March 31, 2025 and December 31, 2024, there were no accrued Capital Gains Fees.
License Agreement: The Company entered into a license agreement with OFSAM under which OFSAM has granted the Company a non-exclusive, royalty-free license to use the name “OFS.”
Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to the Administration Agreement. The continuation of the Administration Agreement was most recently approved by the Board on April 3, 2025. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer, chief accounting officer, and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services.
Equity Ownership: As of March 31, 2025, affiliates of OFS Advisor held approximately 3,025,425 shares of common stock, which is approximately 22.6% of the Company’s outstanding shares of common stock.
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three months ended March 31, 2025 and 2024 are presented below:

	Three Months Ended March 31,
	2025	2024
Base management fee	$1,549	$1,523
Income Incentive Fee	330	1,399
Administration fee	394	394
Distributions paid to affiliates	1,029	1,028

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 4. Investments
As of March 31, 2025, the Company had loans to 35 portfolio companies, of which approximately 85% were first lien debt investments and 15% were second lien debt investments, at fair value. The Company also had equity investments in 15 portfolio companies and 18 investments in Structured Finance Securities. As of March 31, 2025, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$208,368	57.0%	129.8%	$184,315	45.8%	114.9%
Second lien debt investments	42,607	11.7	26.6	31,547	7.8	19.7
Preferred equity	10,476	2.9	6.5	10,615	2.6	6.6
Common equity, warrants and other(2)	12,365	3.4	7.7	97,060	24.1	60.4
Total debt and equity investments	273,816	75.0	170.6	323,537	80.3	201.6
Structured Finance Securities	91,401	25.0	57.0	79,534	19.7	49.7
Total investments	$365,217	100.0%	227.6%	$403,071	100.0%	251.3%
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $127,864 and $118,904, respectively.
(2) Includes the Company’s investment in Pfanstiehl Holdings, Inc. See “Note 4—Portfolio Concentration” for additional information.
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. All international investments are denominated in US dollars. As of March 31, 2025 and December 31, 2024, the Company’s investment portfolio was domiciled as follows:

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States	$269,088	$322,244	$269,856	$331,188
Canada(1)	4,728	1,293	4,708	1,602
Cayman Islands(1)(2)	84,488	73,086	82,059	70,237
Jersey(1)(2)	6,913	6,448	6,924	6,638
Total investments	$365,217	$403,071	$363,547	$409,665
(1) Represents non-qualifying assets under Section 55(a) of the 1940 Act.
(2) Investments domiciled in the Cayman Islands and Jersey represent certain Structured Finance Securities held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States.
As of March 31, 2025, the industry composition of the Company’s investment portfolio was as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$21,747	6.0%	13.6%	$21,241	5.3%	13.2%
Construction	21,220	5.8	13.2	9,239	2.3	5.8
Education Services	18,429	5.0	11.5	18,141	4.5	11.3
Finance and Insurance	3,087	0.8	1.9	3,123	0.8	1.9
Health Care and Social Assistance	75,211	20.6	46.9	65,324	16.2	40.7
Information	21,149	5.8	13.2	15,140	3.8	9.4
Management of Companies and Enterprises	12,601	3.5	7.9	12,243	3.0	7.6
Manufacturing	34,910	9.6	21.7	123,522	30.6	77.0
Professional, Scientific, and Technical Services	18,955	5.2	11.8	19,091	4.7	11.9

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Public Administration	$703	0.2%	0.4%	$63	—%	—%
Real Estate and Rental and Leasing	13,525	3.7	8.4	11,547	2.9	7.2
Retail Trade	16,506	4.5	10.3	15,120	3.8	9.4
Wholesale Trade	15,773	4.3	9.8	9,743	2.4	6.1
Total debt and equity investments	$273,816	75.0%	170.6%	$323,537	80.3%	201.6%
Structured Finance Securities	91,401	25.0	57.0	79,534	19.7	49.7
Total investments	$365,217	100.0%	227.6%	$403,071	100.0%	251.3%
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
(2)    Includes the Company’s investment in Pfanstiehl Holdings, Inc. See “Note 4—Portfolio Concentration” for additional information.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
As of December 31, 2024, the industry compositions of the Company’s debt and equity investments were as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$22,016	6.1%	12.8%	$21,555	5.2%	12.5%
Construction	20,213	5.6	11.7	10,753	2.6	6.2
Education Services	18,466	5.0	10.7	18,475	4.5	10.7
Finance and Insurance	3,091	0.9	1.8	3,121	0.8	1.8
Health Care and Social Assistance	74,008	20.4	43.0	67,144	16.4	39.1
Information	24,071	6.6	14.1	16,242	4.0	9.5
Management of Companies and Enterprises	12,614	3.5	7.3	12,309	3.0	7.1
Manufacturing	34,899	9.6	20.4	122,234	29.8	71.1
Professional, Scientific, and Technical Services	18,982	5.2	11.0	19,134	4.7	11.1
Public Administration	703	0.2	0.4	61	—	—
Real Estate and Rental and Leasing	13,218	3.6	7.6	13,932	3.4	8.1
Retail Trade	16,511	4.5	9.6	16,985	4.1	9.9
Wholesale Trade	15,773	4.3	9.1	10,845	2.7	6.2
Total debt and equity investments	$274,564	75.5%	159.5%	$332,790	81.2%	193.3%
Structured Finance Securities	88,983	24.5	51.7	76,875	18.8	44.6
Total investments	$363,547	100.0%	211.2%	$409,665	100.0%	237.9%
Non-Accrual Loans: Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment. For the three months ended March 31, 2025, no new loans were placed on non-accrual status. The aggregate amortized cost and fair value of loans on non-accrual status as of March 31, 2025 was $39,119 and $16,857, respectively, and as of December 31, 2024 was $39,124 and $20,803, respectively.
Portfolio Concentration: The following table presents the Company’s portfolio companies based on fair value that comprise greater than 10% of the Company’s total net assets as of March 31, 2025:

					Percentage of Total
Portfolio Company	Investment Type	Industry	Amortized Cost	Fair Value	Fair Value	Net Assets
Pfanstiehl Holdings, Inc.	Common Equity	Manufacturing	$217	$90,762	22.5%	56.6%
Kreg LLC	First Lien Debt	Health Care and Social Assistance	18,346	17,431	4.3	10.9
Inergex Holdings, LLC	First Lien Debt	Professional, Scientific, and Technical Services	16,978	17,086	4.2	10.7
SS Acquisition, LLC(1)	First Lien Debt	Education Services	16,834	16,641	4.1	10.4
(1) As of March 31, 2025, the Company had an outstanding commitment of $1,786 related to the portfolio company’s undrawn revolver facility.
As of March 31, 2025, approximately 4.5% and 11.4% of the Company’s total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Transfers from Level 2 to Level 3	$—	$1,910
Transfers from Level 3 to Level 2	—	11,723
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
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded and incur a realized capital loss. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, the agenda of the new U.S. presidential administration, including the impact of tariff enactment and tax reductions, the risk of recession or a shutdown of U.S. government services and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments. The Company’s investments are also subject to interest rate risk. Changes in interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact its investment income, cost of funding and the valuation of its investment portfolio.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

Security	Level 1	Level 2	Level 3	Fair Value as of March 31, 2025
Debt investments	$—	$18,561	$197,301	$215,862
Equity investments	—	—	107,675	107,675
Structured Finance Securities	—	—	79,534	79,534
	$—	$18,561	$384,510	$403,071

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2024
Debt investments	$—	$21,837	$202,368	$224,205
Equity investments	—	—	108,585	108,585
Structured Finance Securities	—	—	76,875	76,875
	$—	$21,837	$387,828	$409,665

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables provides the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of March 31, 2025 and December 31, 2024. The Company may make changes to the valuation techniques, among techniques otherwise commonly utilized in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets. The tables are not intended to be all-inclusive and only present the most significant unobservable input(s) relevant to the valuation designee’s determination of fair value.

	Fair Value as of March 31, 2025	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
First lien	$141,149	Discounted cash flow	Discount rates	8.78% - 35.00% (13.06%)
	22,682	Market approach	EBITDA multiples	3.00x - 8.50x (6.36x)
	1,923	Market approach	Revenue multiples	0.28x - 0.38x (0.37x)
Second lien	22,678	Discounted cash flow	Discount rates	10.84% - 43.65% (17.47%)
	5,340	Market approach	EBITDA multiples	8.25x - 8.50x (8.25x)
	3,529	Market approach	Transaction Price

Structured Finance Securities(1):
Subordinated notes	60,024	Discounted cash flow	Discount rates	16.50% - 60.00% (21.14%)
			Constant default rate	2.00% - 3.00% (2.07%)
			Recovery rate	65.00% - 65.00% (65.00%)
	6,961	Market approach	Transaction Price
Mezzanine debt	12,549	Discounted cash flow	Discount margin	7.60% - 9.90% (8.92%)
			Constant default rate	2.00% - 3.00% (2.25%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	10,615	Market approach	EBITDA multiples	7.00x - 8.00x (7.97x)
Common equity, warrants and other	97,060	Market approach	EBITDA multiples	5.75x - 15.25x (13.37x)
	$384,510
(1) The cash flows utilized in the discounted cash flow calculations assume: (i) liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices; and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

	Fair Value at December 31, 2024	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
First lien	$123,028	Discounted cash flow	Discount rates	9.01% - 32.50% (13.07%)
	16,684	Market approach	EBITDA multiples	3.00x - 7.27x (5.43x)
	9,232	Market approach	Revenue multiples	0.40x - 0.40x (0.40x)
	19,093	Market approach	Transaction Price
Second lien	27,400	Discounted cash flow	Discount rates	10.84% - 33.45% (15.31%)
	4,913	Market approach	EBITDA multiples	8.43x - 8.43x (8.43x)
	2,018	Market approach	Revenue multiples	0.40x - 0.40x (0.40x)

Structured Finance Securities(1):
Subordinated notes	61,308	Discounted cash flow	Discount rates	15.00% - 40.00% (22.25%)
			Constant default rate	2.00% - 3.00% (2.07%)
			Recovery rate	65.00% - 65.00% (65.00%)
	2,993	Market approach	Transaction Price
Mezzanine debt	12,574	Discounted cash flow	Discount margin	7.60% - 9.90% (8.89%)
			Constant default rate	2.00% - 3.00% (2.25%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	12,248	Market approach	EBITDA multiples	7.00x - 8.50x (8.46x)
Common equity, warrants and other	96,337	Market approach	EBITDA multiples	5.85x - 15.75x (13.66x)
Common equity, warrants and other	—	Market approach	Revenue multiples	0.40x - 0.40x (0.40x)
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables present changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2025 and 2024:

		Three Months Ended March 31, 2025
	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2024	$168,037	$34,331	$12,248	$96,337	$76,875	$387,828
Net realized loss on investments	—	—	—	—	(1,771)	(1,771)
Net unrealized appreciation (depreciation) on investments	(3,893)	(3,080)	(1,920)	723	242	(7,928)
Amortization of Net Loan Fees	116	28	—	—	32	176
Accretion of interest income on Structured Finance Securities	—	—	—	—	2,925	2,925
Capitalized PIK interest and dividends	120	268	287	—	—	675
Amendment fees received	(23)	—	—	—	—	(23)
Purchase and origination of portfolio investments	4,635	—	—	—	5,776	10,411
Proceeds from principal payments on portfolio investments	(3,238)	—	—	—	—	(3,238)
Sale and redemption of portfolio investments	—	—	—	—	(1,041)	(1,041)
Proceeds from distributions received from portfolio investments	—	—	—	—	(3,504)	(3,504)
Level 3 assets, March 31, 2025	$165,754	$31,547	$10,615	$97,060	$79,534	$384,510

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
The net unrealized depreciation reported in the Company’s consolidated statements of operations for the three months ended March 31, 2025 and 2024, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Three Months Ended March 31,
	2025	2024
Debt investments	$(6,969)	$(1,054)
Equity investments	(1,197)	(11,995)
Structured Finance Securities	(1,518)	315
Net unrealized depreciation on investments held	$(9,684)	$(12,734)

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
The following table sets forth carrying values and fair values of the Company’s debt as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility	$3,500	$3,500	$1,000	$1,000
BNP Facility	64,550	64,550	67,350	67,350
Unsecured Notes Due February 2026	124,290	122,046	124,097	121,326
Unsecured Notes Due October 2028	54,266	50,064	54,215	49,698
Total debt	$246,606	$240,160	$246,662	$239,374
(1) Carrying value is calculated as the outstanding principal amount less unamortized deferred debt issuance costs.
The following tables present the fair value measurements of the Company's debt and the level within the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of March 31, 2025 and December 31, 2024:

	March 31, 2025
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$3,500	$3,500
BNP Facility	—	—	64,550	64,550
Unsecured Notes Due February 2026	—	—	122,046	122,046
Unsecured Notes Due October 2028	50,064	—	—	50,064
Total debt, at fair value	$50,064	$—	$190,096	$240,160

	December 31, 2024
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$1,000	$1,000
BNP Facility	—	—	67,350	67,350
Unsecured Notes Due February 2026	—	—	121,326	121,326
Unsecured Notes Due October 2028	49,698	—	—	49,698
Total debt, at fair value	$49,698	$—	$189,676	$239,374
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 6. Commitments and Contingencies
The following table shows the Company’s outstanding commitments to fund investments to portfolio companies as of March 31, 2025:

Portfolio Company	Investment Type	Commitment
Associated Spring, LLC	First Lien Debt (Delayed Draw)	$1,724
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	1,290
Clevertech Bidco, LLC	First Lien Debt (Revolver)	294
Envocore Holding, LLC (F/K/A LRI Holding, LLC)	First Lien Debt (Revolver)	1,670
Honor HN Buyer Inc.	First Lien Debt (Revolver)	664
Honor HN Buyer Inc.	First Lien Debt (Delayed Draw)	5,000
Kreg LLC	First Lien Debt (Revolver)	446
Medrina LLC	First Lien Debt (Revolver)	319
Medrina LLC	First Lien Debt (Delayed Draw)	77
SS Acquisition, LLC	First Lien Debt (Revolver)	1,786
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	515
		$13,785
As of March 31, 2025, the Company had cash and cash equivalents of $4,054 and unused commitments of $21,500 under its Banc of California Credit Facility and $85,450 under its BNP Facility, each of which is subject to a borrowing base and other covenants, to fund these outstanding commitments to portfolio companies.
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2025.
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
For the three months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the SBA debentures were as follows:

	Three Months Ended March 31,
	2025	2024
Stated interest expense	$—	$151
Amortization of debt issuance costs	—	20
Total interest and debt financing costs	$—	$171
Cash paid for interest expense	$—	$457
Effective interest rate	—%	3.25%
Average outstanding balance	$—	$21,046
BNP Facility: On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150,000, subject to a borrowing base and other covenants. The BNP Facility bears interest at a variable rate of SOFR plus a variable margin (2.65% floor). The reinvestment period of the BNP Facility ends on June 20, 2025, upon

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
which the ability to access the unused commitment of the facility terminates; the facility is scheduled to mature on June 20, 2027.
The BNP Facility is collateralized by all the assets held by OFSCC-FS. OFSCC-FS and the Company have each made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of March 31, 2025 and December 31, 2024, OFSCC-FS had outstanding debt of $64,550 and $67,350, respectively. As of March 31, 2025, the unused commitment under the BNP Facility was $85,450, subject to a borrowing base and other covenants.
For the three months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the BNP Facility were as follows:

	Three Months Ended March 31,
	2025	2024
Stated interest expense(1)	$1,264	$1,865
Amortization of debt issuance costs	95	95
Total interest and debt financing costs	$1,359	$1,960
Cash paid for interest expense	$1,291	$1,882
Effective interest rate	8.39%	8.72%
Average outstanding balance	$65,701	$89,916
(1) Stated interest expense includes unused fees.
Banc of California Credit Facility: On March 7, 2018, the Company entered into the Banc of California Credit Facility. The Banc of California Credit Facility currently bears interest at a variable rate of the Prime Rate plus a 0.25% margin, with a 5.00% floor, and includes an annual commitment fee of $125. The Banc of California Credit Facility is scheduled to mature on February 28, 2026.
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
As of March 31, 2025 and December 31, 2024, the Company had $3,500 and $1,000, respectively, of outstanding debt under the Banc of California Credit Facility. As of March 31, 2025, the unused commitment under the Banc of California Credit Facility was $21,500, subject to a borrowing base and other covenants.
For the three months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Three Months Ended March 31,
	2025	2024
Stated interest expense	$58	$—
Amortization of debt issuance costs	31	31
Total interest and debt financing costs	$89	$31
Cash paid for interest expense	$58	$—
Effective interest rate	12.13%	n/m(1)
Average outstanding balance	$2,989	$—
(1) Not meaningful as there was no outstanding balance during the three months ended March 31, 2024.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Unsecured Notes: As of March 31, 2025 and December 31, 2024, the Company had the following Unsecured Notes outstanding:
Unsecured Notes Due February 2026: On February 10, 2021 and March 18, 2021, the Company issued $125,000 in aggregate principal of unsecured notes. The Unsecured Notes Due February 2026 bear interest at a rate of 4.75% per year payable semi-annually and mature on February 10, 2026. The Company may redeem the Unsecured Notes Due February 2026 in whole or in part at any time, or from time to time, at its option at par plus a “make-whole” premium if the redemption date is prior to November 10, 2025.
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
For the three months ended March 31, 2025 and 2024, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Notes were as follows:

	Three Months Ended March 31,
	2025	2024
Stated interest expense	$2,165	$2,165
Amortization of debt issuance costs	245	245
Total interest and debt financing costs	$2,410	$2,410
Cash paid for interest expense	$3,648	$3,648
Effective interest rate	5.35%	5.35%
Average outstanding balance	$180,000	$180,000
The following table shows the scheduled maturities of the principal balances of the Company’s outstanding borrowings as of March 31, 2025:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Banc of California Credit Facility	$3,500	$3,500	$—	$—	$—
Unsecured Notes	180,000	125,000	—	55,000	—
BNP Facility	64,550	—	64,550	—	—
Total	$248,050	$128,500	$64,550	$55,000	$—

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
For the three months ended March 31, 2025 and 2024, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended March 31,
	2025	2024
Average dollar borrowings	$248,690	$290,963
Weighted average effective interest rate	6.29%	6.29%
Note 8. Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Per share operating performance:
Net asset value per share at beginning of period	$12.85	$12.09
Net investment income(1)	0.26	0.42
Net realized gain (loss) on investments, net of taxes(1)	(0.19)	0.06
Net unrealized depreciation on investments, net of deferred taxes(1)	(0.61)	(1.15)
Total loss from operations	(0.54)	(0.67)
Distributions declared	(0.34)	(0.34)
Net asset value per share at end of period	$11.97	$11.08

Per share market value, end of period	$9.29	$9.93
Total return based on market value(2)(3)	19.3%	(12.3)%
Total return based on net asset value(3)(4)	(3.5)%	(5.2)%
Shares outstanding at end of period	13,398,078	13,398,078
Weighted average shares outstanding	13,398,078	13,398,078
Ratio/Supplemental Data (dollar amounts in thousands)
Average net asset value(5)	$166,304	$155,202
Net asset value at end of period	$160,383	$148,400
Net investment income	$3,465	$5,596
Ratio of total expenses to average net assets(6)	16.4%	22.3%
Ratio of net investment income to average net assets(6)	8.3%	14.4%
Portfolio turnover(7)	2.4%	1.8%
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
(6)Annualized.
(7)Portfolio turnover rate is calculated using the lesser of period-to-date sales, portfolio investment distributions and principal payments or period-to-date purchases over the average of total investments at fair value.

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
The following table summarizes distributions declared and paid for the three months ended March 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution
Three Months Ended March 31, 2025
February 26, 2025	March 21, 2025	March 31, 2025	$0.34	$4,555	(1)
			$0.34	$4,555

Three Months Ended March 31, 2024
February 28, 2024	March 18, 2024	March 28, 2024	$0.34	$4,555	(1)
			$0.34	$4,555
(1) During the three months ended March 31, 2025 and 2024, the Company directed the DRIP plan administrator to purchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock. Accordingly, the Company purchased shares to satisfy the DRIP obligation as follows:

	Number of Shares Purchased	Average Price Paid Per Share	Total Amount Paid
Three Months Ended March 31, 2025
January 1, 2025 through March 31, 2025	8,570	$9.35	$80

Three Months Ended March 31, 2024
January 1, 2024 through March 31, 2024	8,530	$10.04	$86
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
During the three months ended March 31, 2025 and 2024, no shares of common stock were repurchased under the Stock Repurchase Program.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 10. Consolidated Schedule of Investments In and Advances To Affiliates

		Three Months Ended March 31, 2025
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/(Depreciation)	Interest	Dividends	Fees	Total Income (2)	December 31, 2024, Fair Value	Gross Additions (3)	Gross Reductions (4)	March 31, 2025, Fair Value (5)
Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity (7)	$—	$(1,922)	$—	$287	$—	$287	$11,890	$287	$(1,922)	$10,255
	Common Equity (6)	—	(441)	—	—	—	—	441	—	(441)	—
		—	(2,363)	—	287	—	287	12,331	287	(2,363)	10,255

DRS Imaging Services, LLC	Common Equity (6)	—	658	—	—	—	—	1,190	658	—	1,848

Pfanstiehl Holdings, Inc	Common Equity	—	1,464	—	—	—	—	89,298	1,464	—	90,762

TalentSmart Holdings, LLC	Common Equity (6)	—	(104)	—	—	—	—	1,604	—	(104)	1,500

Total Affiliate Investments		$—	$(345)	$—	$287	$—	$287	$104,423	$2,409	$(2,467)	$104,365
(1)Principal balance, interest rate and maturity of debt investments, and ownership detail for equity investments are presented in the consolidated schedule of investments. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Represents the total amount of interest, fees or dividends included in income for the three months ended March 31, 2025.
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 11. Subsequent Events
On April 29, 2025, the Board declared a distribution of $0.34 per share for the second quarter of 2025, payable on June 30, 2025 to stockholders of record as of June 20, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. For additional overview information on the Company, see “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
Key performance metrics per common share are presented below:

	March 31, 2025	December 31, 2024
Net asset value	$11.97	$12.85

	Three Months Ended
	March 31, 2025	December 31, 2024
Net investment income	$0.26	$0.30
Net increase (decrease) in net assets resulting from operations	(0.54)	1.90
Distributions paid	0.34	0.34
Our NAV per common share decreased to $11.97 at March 31, 2025 from $12.85 at December 31, 2024, due to a net loss on investments of $0.80 per common share and our quarterly distribution of $0.34 per common share exceeding our quarterly net investment income of $0.26 per common share.
For the quarter ended March 31, 2025, total investment income decreased to $10.3 million from $11.6 million in the prior quarter, primarily due to decreases in interest income of $0.5 million, dividend income of $0.5 million and fee income of $0.3 million. See “—Results of Operations” for additional information.
Our total outstanding debt decreased from $248.4 million at December 31, 2024 to $248.1 million at March 31, 2025. For the quarter ended March 31, 2025, our weighted-average debt interest costs remained stable at 6.29% compared to 6.30% for the quarter ended December 31, 2024. As of March 31, 2025, we had outstanding debt of $128.5 million contractually maturing in February 2026, which comprised 52% of our total outstanding debt. See “—Liquidity and Capital Resources” for additional details.
For the quarter ended March 31, 2025, we recognized a net loss on investments of $10.8 million due to net unrealized depreciation, net of taxes, of $8.2 million and a net realized loss of $2.6 million. For the quarter ended March 31, 2025, our net unrealized depreciation, net of taxes, of $8.2 million was primarily due to net unrealized depreciation of $7.3 million on our debt investments, of which $3.9 million related to non-accrual debt investments. For the quarter ended March 31, 2025, our net realized loss of $2.6 million was primarily due to a realized loss of $1.8 million recognized upon the sale of a non-performing Structured Finance Security. As of March 31, 2025, our loan portfolio had non-accrual loans with an aggregate fair value of $16.9 million, or 4.2% of our total investments at fair value. See “—Portfolio Composition and Investment Activity” for additional information.
As of March 31, 2025, our asset coverage ratio of 165% exceeded the minimum asset coverage requirement of 150% under the 1940 Act, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of March 31, 2025, we had unused commitments of $21.5 million under our Banc of California Credit Facility, and $85.5 million under our BNP Facility, each of which is subject to a borrowing base and other covenants. As of March 31, 2025, we had unfunded commitments of $13.8 million to nine portfolio companies. See “—Liquidity and Capital Resources” for additional information.
On April 29, 2025, the Board declared a distribution of $0.34 per share for the second quarter of 2025, payable on June 30, 2025 to stockholders of record as of June 20, 2025.
Critical Accounting Policies and Significant Estimates
Our critical accounting policies and estimates are those relating to revenue recognition and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For descriptions of our revenue recognition and fair value policies, see “Item 8. Financial Statements—Notes to Consolidated Financial Statements—Note 2” and “Item 7. Management's Discussion and Analysis of Financial

Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of values for all investments as of March 31, 2025 (dollar amounts in thousands):

Investment Type	Fair Value at March 31, 2025	Range of Fair Value
		Low-end	High-end
Debt investments:
First lien	$184,315	$178,203	$189,398
Second lien	31,547	30,536	33,855

Structured Finance Securities:
Subordinated notes	66,985	63,353	70,615
Mezzanine debt	12,549	12,314	12,786

Equity investments:
Preferred equity	10,615	8,720	12,498
Common equity, warrants and other	97,060	93,069	101,095
	$403,071	$386,195	$420,247
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
For the years ended December 31, 2025 and 2024, OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. OFS Advisor most recently renewed the agreement to reduce its base management fee for the 2025 calendar year on January 8, 2025.
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
In addition, we may file a new application for exemptive relief that, if granted, would supersede our existing Order and permit us to co-invest pursuant to a different set of conditions than those in our existing Order. However, if filed, there is no guarantee that such application will be granted.
Conflicts may arise when we make an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Potential conflicts arise when addressing, among other things, questions as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. For a discussion of the risks associated with conflicts of interest, see “Item 1. Business—Regulation—Conflicts of Interest” and “Item 1A. Risk Factors—Risks Related to OFS Advisor and its Affiliates—We have potential conflicts of interest related to the purchases and sales that OFS Advisor makes on our behalf and/or on behalf of Affiliated Accounts” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Portfolio Composition and Investment Activity
Portfolio Composition
As of March 31, 2025, the fair value of our debt investment portfolio totaled $215.9 million in 35 portfolio companies, of which approximately 85% and 15% were first lien and second lien debt investments, respectively. We also had equity investments in 15 portfolio companies with a fair value of approximately $107.7 million and 18 investments in Structured Finance Securities with a fair value of $79.5 million. As of March 31, 2025, we had unfunded commitments of $13.8 million to nine portfolio companies. Set forth in the tables and charts below is selected information with respect to our portfolio as of March 31, 2025 and December 31, 2024.
The following table presents our ten largest investments by issuer based on fair value as of March 31, 2025 (dollar amounts in thousands):

Issuer Name	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value	% of Net Assets, at Fair Value
Pfanstiehl Holdings, Inc.	Equity	$217	$90,762	22.5%	56.6%
Kreg LLC	Debt	18,346	17,431	4.3	10.9
Inergex Holdings, LLC	Debt	16,978	17,086	4.2	10.7
SS Acquisition, LLC	Debt	16,834	16,641	4.1	10.4
Tolemar Acquisition, Inc.	Debt	16,279	15,320	3.8	9.6
Honor HN Buyer Inc.	Debt	14,856	15,008	3.7	9.4
One GI LLC	Debt	12,601	12,244	3.0	7.6
Boca Home Care Holdings, Inc.	Debt and Equity	10,963	10,432	2.6	6.5
Contract Datascan Holdings, Inc.	Equity	8,797	10,255	2.5	6.4
ICG US CLO 2021-3, Ltd.	Structured Finance Security	8,223	9,893	2.5	6.2
Total		$124,094	$215,072	53.2%	134.3%

As of March 31, 2025, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 22.5% and 56.6% of our total portfolio at fair value and our total net assets, respectively. The value of this investment is substantially comprised of unrealized appreciation of $90.5 million.
As of March 31, 2025, approximately 4.5% and 11.4% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
A deterioration or improvement in the operating performance of these portfolio investments, or other factors underlying the valuation of these investments, could have a material impact on our NAV.
Portfolio Yields
The following table presents weighted-average yield metrics for our portfolio as of March 31, 2025 and December 31, 2024:

	For the Three Months Ended
	March 31, 2025	December 31, 2024
Weighted-average performing income yield(1):
Debt investments	12.3%	12.9%
Structured Finance Securities	16.3%	16.3%
Interest-bearing investments	13.4%	13.8%

Weighted-average realized yield(2):
Interest-bearing investments	11.6%	11.9%
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
For the three months ended March 31, 2025, the weighted-average performing income yield on interest-bearing investments decreased to 13.4% from 13.8% during the prior quarter, primarily due to an aggregate 50 basis point reduction in the U.S. Federal Reserve target federal funds rate enacted during the prior quarter. As of March 31, 2025, 90% of our total loan portfolio, at fair value, consisted of variable rate investments, generally indexed to SOFR. See additional information under “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.
Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.

Portfolio Company Investments
The following table summarizes the composition of our Portfolio Company Investments as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$208,368	$184,315	$209,696	$189,874
Second lien debt investments	42,607	31,547	42,313	34,331
Preferred equity	10,476	10,615	10,190	12,248
Common equity, warrants and other	12,365	97,060	12,365	96,337
Total Portfolio Company Investments	$273,816	$323,537	$274,564	$332,790
Number of portfolio companies	45	45	46	46
(1) As of March 31, 2025 and December 31, 2024, first lien debt investments include unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $127.9 million and $118.9 million, respectively, and $128.1 million and $119.2 million, respectively.
As of March 31, 2025, 100% of our loan portfolio and 54% of our total portfolio consisted of first lien and second lien loans, based on fair value.
As of March 31, 2025, the three largest industries of our Portfolio Company Investments by fair value, were: (1) Manufacturing (38.2%); (2) Health Care and Social Assistance (20.2%); and (3) Administrative and Support and Waste Management and Remediation Services (6.6%), totaling an aggregate of approximately 65.0% of our Portfolio Company Investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1—Financial Statements—Note 4.”
Structured Finance Securities
The following table summarizes the composition of our Structured Finance Securities as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$78,508	$66,985	$76,122	$64,301
Mezzanine debt	12,893	12,549	12,861	12,574
Total Structured Finance Securities	$91,401	$79,534	$88,983	$76,875
Number of Structured Finance Securities	18	18	18	18
Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital. As of March 31, 2025, the amortized cost and fair value of non-performing Structured Finance Securities were $6.2 million and $1.6 million, respectively.
During the three months ended March 31, 2025, we sold a Structured Finance Security for net proceeds of $1.0 million and recognized a net realized loss of $1.8 million.

Investment Activity
The following is a summary of our investment activity for the three months ended March 31, 2025 and March 31, 2024 (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Investments in debt and equity securities	$4,635	$7,339
Investments in Structured Finance Securities	5,776	—
Total investment purchases and originations	$10,411	$7,339

Proceeds from principal payments	$3,290	$9,854
Proceeds from investments sold or redeemed	3,137	2,049
Proceeds from distributions received from portfolio investments	3,504	3,621
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$9,931	$15,524
Risk Monitoring
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 4, 2025. The following table shows the classification of our debt investments, excluding Structured Finance Securities, by credit risk rating as of March 31, 2025 and December 31, 2024 (dollar amounts in thousands):

	Debt Investments as of
	March 31, 2025			December 31, 2024
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	160,581	156,316	72.4	160,017	157,941	70.5
4 (Special Mention)	71,790	49,351	22.9	73,388	57,003	25.4
5 (Substandard)	14,113	8,291	3.8	14,113	7,159	3.2
6 (Doubtful)	4,491	1,904	0.9	4,491	2,102	0.9
7 (Loss)	—	—	—	—	—	—
	$250,975	$215,862	100.0%	$252,009	$224,205	100.0%
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

As of March 31, 2025
The following table shows the classification of our debt investments on non-accrual status (dollar amounts in thousands):

	March 31, 2025
	Amortized Cost	Fair Value
First lien debt	$32,534	$16,857
Second lien debt	6,584	—
Total	$39,118	$16,857
For the three months ended March 31, 2025, no new loans were placed on non-accrual status.
As of December 31, 2024
The following table shows the classification of our debt investments on non-accrual status (dollar amounts in thousands):

	December 31, 2024
	Amortized Cost	Fair Value
First lien debt	$32,540	$18,785
Second lien debt	6,584	2,018
Total	$39,124	$20,803
For the three months ended December 31, 2024, we sold a second lien debt investment, which was previously on non-accrual status, resulting in a net realized loss of $1.9 million.
Results of Operations
Our key financial measures are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Key Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 4, 2025. The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.
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

Comparison of the three months ended March 31, 2025 and December 31, 2024 and comparison of the three months ended March 31, 2025 and 2024
Consolidated operating results for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024 are as follows (in thousands):

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Investment income
Interest income:
Cash interest income	$6,381	$6,771	$8,217
PIK interest income	388	452	342
Net Loan Fee amortization	205	330	298
Accretion of interest income on CLO subordinated notes	2,925	2,691	2,093
Other interest income	69	230	443
Total interest income	9,968	10,474	11,393
Dividend income:
Cash dividends	11	557	2,449
PIK dividends	287	286	262
Total dividend income	298	843	2,711
Fee income:
Syndication fees	—	263	106
Prepayment and other fees	29	68	23
Total fee income	29	331	129
Total investment income	10,295	11,648	14,233
Total expenses	6,830	7,572	8,637
Net investment income	3,465	4,076	5,596
Net gain (loss) on investments	(10,752)	21,399	(14,645)
Net increase (decrease) in net assets resulting from operations	$(7,287)	$25,475	$(9,049)
Investment Income
Comparison of the three months ended March 31, 2025 and December 31, 2024
For the three months ended March 31, 2025, total investment income decreased to $10.3 million from $11.6 million in the prior quarter, primarily due to decreases in interest income of $0.5 million, dividend income of $0.5 million and fee income of $0.3 million.
Interest income decreased $0.5 million during the three months ended March 31, 2025 compared to the prior quarter, primarily attributable to the impact of lower SOFR rates driven by the U.S. Federal Reserve rate cuts enacted in the fourth quarter of 2024.
Dividend income decreased $0.5 million during the three months ended March 31, 2025 compared to the prior quarter, primarily due to non-recurring cash dividends recognized during the prior quarter.
Fee income is primarily comprised of unused fees, prepayment fees and syndication fees that generally result from periodic transactions rather than from holding portfolio investments, and are considered non-recurring. We receive syndication fees on investments where OFS Advisor sources, structures, and arranges the lending group. For the three months ended December 31, 2024, we received syndication and prepayments fees of $0.3 million, compared to no syndication or prepayment fees for the three months ended March 31, 2025.

Comparison of the three months ended March 31, 2025 and 2024
Total investment income for the three months ended March 31, 2025 decreased $3.9 million compared to the corresponding period in the prior year, primarily due to decreases in total dividend income of $2.4 million and total interest income of $1.4 million.
Expenses
Operating expenses for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024 are presented below (in thousands):

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Interest expense	$3,858	$3,937	$4,572
Base management fee	1,549	1,520	1,523
Income Incentive Fee	330	1,019	1,399
Professional fees	436	411	414
Administration fee	394	337	394
Other expenses	263	348	335
Total expenses	$6,830	$7,572	$8,637
Comparison of the three months ended March 31, 2025 and December 31, 2024
Interest expense for the three months ended March 31, 2025 decreased $0.1 million compared to the prior quarter, primarily due to the reduction in the U.S. Federal Reserve target federal funds rate effected during the prior quarter reducing the cost of debt on our BNP Facility.
Income Incentive Fees for the three months ended March 31, 2025 decreased $0.7 million compared to the prior quarter, primarily due to a decrease in net investment income return on net assets in the current quarter.
Other expenses for the three months ended March 31, 2025 decreased $0.1 million compared to the prior quarter, primarily due to non-recurring investment transaction expenses of $0.1 million recognized during the prior quarter.
Net realized and unrealized gain (loss) on investments
Net gain (loss) on investments, inclusive of realized and unrealized gains (losses), by investment type for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024 were as follows (in thousands):

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Debt investments	$(8,128)	$1,310	$(1,248)
Equity investments	(1,197)	18,538	(13,649)
Structured Finance Securities	(1,526)	1,638	315
Current/deferred income tax (expense) benefit	99	(87)	(63)
Total net gain (loss) on investments	$(10,752)	$21,399	$(14,645)
Net gain (loss) on investments for the three months ended March 31, 2025 and December 31, 2024
Three months ended March 31, 2025
For the three months ended March 31, 2025, we recognized a net loss on investments of $10.8 million, primarily comprised of aggregate net losses of $9.3 million on our debt and equity investments and $1.5 million on our Structured Finance Securities.
For the three months ended March 31, 2025, our net loss on debt investments of $8.1 million was primarily due to net unrealized depreciation of $7.3 million, of which $3.9 million related to non-accrual debt investments.
Three months ended December 31, 2024
During the three months ended December 31, 2024, our portfolio experienced net gains of $21.4 million, primarily due to net unrealized appreciation of $15.6 million on our common equity investment in Pfanstiehl Holdings, Inc.

Liquidity and Capital Resources
As of March 31, 2025, we held cash and cash equivalents of $4.1 million, which included $2.6 million held by OFSCC-FS. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. During the three months ended March 31, 2025, the Parent received $2.5 million in cash distributions from OFSCC-FS.
As of March 31, 2025, we had an unused commitment of $21.5 million under our Banc of California Credit Facility, as well as an unused commitment of $85.5 million under our BNP Facility, both of which are subject to borrowing base requirements and other covenants. The reinvestment period of the BNP Facility ends on June 20, 2025, upon which the ability to access the unused commitment of the facility terminates. The BNP Facility is scheduled to mature on June 20, 2027. If we are unable to amend the BNP Facility to extend the reinvestment period or enter into a new credit facility, our short-term liquidity will be significantly reduced.
As of March 31, 2025, we had unfunded commitments of $13.8 million to nine portfolio companies.
As of March 31, 2025, the aggregate amount outstanding of the senior securities issued by us was $248.1 million, for which our asset coverage was 165%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.
Sources and Uses of Cash
We generate operating cash flows from net investment income and the net proceeds from the liquidation of portfolio investments, and use cash in our operations in the net purchase of portfolio investments and payment of expenses. Significant variations may exist between net investment income and cash from net investment income, primarily due to the recognition of non-cash investment income, including certain Net Loan Fee amortization, PIK interest and PIK dividends, which generally will not be fully realized in cash until we exit the investment, as well as accreted interest income on Structured Finance Securities, which may not coincide with cash distributions from these investments. As discussed in “Item 1.—Financial Statements—Note 3,” we pay OFS Advisor a quarterly incentive fee with respect to our pre-incentive fee net investment income, which may include investment income that we have not received in cash. In addition, we must distribute substantially all of our taxable income, which approximates, but will not always equal, the cash we generate from net investment income to maintain our RIC tax treatment. We also obtain cash to fund investments or general corporate activities from the issuance of securities and our revolving lines of credit. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash from net investment income(1)	$901	$3,126
Net repayments and sales of portfolio investments(1)	1,940	6,092
Net cash provided by operating activities	2,841	9,218

Distributions paid to stockholders(2)	(4,555)	(4,555)
Net repayments under revolving lines of credit	(300)	(12,000)
Repayments of SBA debentures	—	(31,920)
Net cash used in financing activities	(4,855)	(48,475)
Net decrease in cash and cash equivalents	$(2,014)	$(39,257)
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
Cash from net investment income
For the three months ended March 31, 2025, cash from net investment income of $0.9 million decreased $2.2 million compared to the three months ended March 31, 2024, primarily due to a decrease of $1.8 million in cash interest income.

Net (purchases and originations) / repayments and sales of portfolio investments
During the three months ended March 31, 2025, net sales and repayments of portfolio investments of $1.9 million were primarily due to $14.2 million of cash we received from principal repayments, sales on our portfolio investments and the proceeds from distributions received from Structured Finance Securities, net of accretion of interest income on Structured Finance Securities, partially offset by $12.2 million of cash we used to purchase portfolio investments. During the three months ended March 31, 2024, net sales and repayments of portfolio investments of $6.1 million were primarily due to $13.4 million of cash we received from amortized cost repayments, sales on our portfolio investments, net proceeds from distributions received from Structured Finance Securities and accretion of interest income on Structured Finance Securities, partially offset by $7.3 million of cash we used to purchase portfolio investments. See “—Portfolio Composition and Investment Activity—Investment Activity.”
Borrowings
As of March 31, 2025, we had $248.1 million of outstanding debt with a weighted-average effective interest rate of 6.19%. Our Unsecured Notes Due February 2026 and the Banc of California Facility, which comprised 52% of our outstanding debt, mature on February 10, 2026 and February 28, 2026, respectively .
SBA Debentures
On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures totaling $31.9 million and, on April 17, 2024, surrendered its license to operate as a SBIC.
Banc of California Credit Facility
We are party to the BLA with Banc of California, as lender, to provide us with a senior secured revolving credit facility, or the Banc of California Credit Facility, which is available for general corporate purposes including investment funding and is scheduled to mature on February 28, 2026. The Banc of California Credit Facility currently bears interest at a variable Prime Rate plus a 0.25% margin, with a 5.00% floor, and as of March 31, 2025, the effective interest rate on the Banc of California Credit Facility was 11.35%. The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance Securities and as otherwise specified in the BLA. The Banc of California Credit Facility is guaranteed by OFSCC-MB and secured by all of our and OFSCC-MB’s current and future assets, excluding assets held by OFSCC-FS and SBIC I LP and our partnership interests in SBIC I LP.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, a debt/worth ratio and a net loss restriction. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of March 31, 2025, we were in compliance in all material respects with the applicable covenants under the Banc of California Credit Facility.
As of March 31, 2025, we had $3.5 million outstanding and an unused commitment of $21.5 million under the Banc of California Credit Facility, subject to a borrowing base and other covenants.
Unsecured Notes
As of March 31, 2025 and December 31, 2024, we had $180.0 million in outstanding Unsecured Notes. The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all of our current and future unsecured indebtedness. Because the Unsecured Notes are not secured by any of our assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the Banc of California Credit Facility and BNP Facility.
In order to, among other things, reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase the Unsecured Notes for cash in open market purchases and/or privately negotiated transactions. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity, prospects for future access to capital, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. During the three months ended March 31, 2025, no outstanding Unsecured Notes were repurchased.

As of March 31, 2025, the Unsecured Notes had the following terms and balances (dollar amounts in thousands):

Unsecured Notes	Principal	Stated Interest Rate(1)	Effective Interest Rate(2)	Maturity(3)
Unsecured Notes Due February 2026	$125,000	4.75%	5.39%	February 10, 2026
Unsecured Notes Due October 2028	55,000	4.95	5.32	October 31, 2028
Total	$180,000
(1) The weighted-average fixed cash interest rate on the Unsecured Notes as of March 31, 2025 was 4.81%.
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
BNP Facility
On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150.0 million, of which $64.6 million was drawn as of March 31, 2025. Borrowings under the BNP Facility bear interest based on SOFR for the relevant interest period, plus an applicable spread (subject to an effective floor of 2.65%). The reinvestment period (and the ability to access the undrawn facility commitment) of the BNP Facility ends on June 20, 2025, unless extended. The BNP Facility is scheduled to mature on June 20, 2027. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. As of March 31, 2025, we were in compliance in all material respects with the applicable covenants under the BNP Facility.
As of March 31, 2025, the effective interest rate on the BNP Facility was 8.21% and the unused commitment under the facility was $85.5 million, subject to a borrowing base and other covenants.
On a stand-alone basis, as of March 31, 2025 and December 31, 2024, OFSCC-FS held approximately $140.7 million and $151.0 million in total assets, respectively, which accounted for approximately 34% and 35% of our total consolidated assets, respectively.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have, and may continue to, make opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. Investments in Structured Finance Securities are generally made in non-U.S. entities and therefore are generally deemed to be non-qualifying. As of March 31, 2025, approximately 79% of our investments were qualifying assets.
On May 3, 2018, our Board, including a required majority (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 3, 2019, our minimum required asset coverage ratio decreased from 200% to 150%.

On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ended May 22, 2020. On each of May 4, 2020 and May 3, 2022, our Board extended the Stock Repurchase Program for additional two-year periods. On April 30, 2024, our Board extended the Stock Repurchase Program for the two-year period ending on May 22, 2026. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchased in connection with the Stock Repurchase Program. During the three months ended March 31, 2025, we did not make any repurchases of common stock on the open market under the Stock Repurchase Program. As of March 31, 2025, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.
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
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
As of March 31, 2025, we had $4.1 million of cash and cash equivalents, as well unused commitments of $21.5 million under our Banc of California Credit Facility and $85.5 million under our BNP Facility, respectively, to meet our short-term contractual obligations, subject to contractual requirements and regulatory asset coverage requirements. As of March 31, 2025, we had $13.8 million in unfunded commitments to fund portfolio investments that can be funded with our current cash or credit facilities.
The reinvestment period of the BNP Facility ends on June 20, 2025, upon which the ability to access the unused commitment of the facility terminates. The BNP Facility is scheduled to mature on June 20, 2027. If we are unable to amend the BNP Facility to extend the reinvestment period or enter into a new credit facility, our short-term liquidity will be significantly reduced.
Long-term contractual obligations, such as our BNP Facility that matures in 2027 and had $64.6 million outstanding as of March 31, 2025, could be repaid by selling OFSCC-FS portfolio investments that have a fair value of $134.8 million as of March 31, 2025. A portion of the OFSCC-FS portfolio includes broadly syndicated loans in larger portfolio companies that generally can be sold over a relatively short period to generate cash. As of March 31, 2025, the broadly syndicated loan investments in the OFSCC-FS portfolio totaled $32.3 million at fair value. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.
As of March 31, 2025, we had $180.0 million of outstanding Unsecured Notes, of which $125.0 million matures on February 10, 2026. The Unsecured Notes Due February 2026 can be repaid by issuing additional senior securities to refinance the debt. If we refinance the Unsecured Notes Due February 2026 by issuing additional senior securities, current market rates for similar debt are higher than the stated rate of 4.75% on the Unsecured Notes Due February 2026.
As of March 31, 2025, approximately 48% of our outstanding debt matures in more than two years and 73% of our outstanding debt carries fixed interest rates and is unsecured.

Off-Balance Sheet Arrangements
We have entered into contracts with third parties under which we have material future commitments — the Investment Advisory Agreement, pursuant to which OFS Advisor has agreed to serve as our investment adviser, and the Administration Agreement, pursuant to which OFS Services has agreed to furnish us with the facilities and administrative services necessary to conduct our day-to-day operations.
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
Recent Developments
On April 29, 2025, our Board declared a distribution of $0.34 per share for the second quarter of 2025, payable on June 30, 2025 to stockholders of record as of June 20, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, interest rate and inflation rate changes, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, the agenda of the new U.S. presidential administration, including the impact of tariff enactment and tax reductions, instability in the U.S. and international banking systems and the risk of recession or a shutdown of U.S. government services has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 4, 2025.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of most portfolio investments without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the three months ended March 31, 2025 for more information relating to our investment valuation.
Interest Rate Risk
As of March 31, 2025, we held loans and mezzanine debt investments with an aggregate fair value of $207.0 million that bore interest at floating interest rates and contained interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. The aggregate 100 basis point reduction in the U.S. Federal Reserve target federal funds rate enacted from September 2024 through December 2024 influences SOFR-based rates, to which our variable rate debt investments are generally indexed. These rate decreases resulted in our variable rate debt investments generating less interest income during the three months ended March 31, 2025. Changes in interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact our investment income, cost of funding and the valuation of our investments. Additional reductions in interest rates would reduce our interest income, which could in turn decrease our net investment income if such decreases in base interest rates are not offset by other factors, such as increases in the spread over such base interest rates or decreases in our operating expenses.
Our Unsecured Notes bear interest at fixed rates, which may result in net interest margin compression in a period of falling rates. As of March 31, 2025, our Banc of California Credit Facility and BNP Facility had floating interest rate provisions based on the applicable reference rates.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of March 31, 2025. As of March 31, 2025, 1-month and 3-month SOFR were 4.32% and 4.29%, respectively. Assuming that the interim and unaudited consolidated balance sheet as of March 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in interest rate indices (in thousands).

Basis point increase	Interest income	Interest expense	Net change
25	$523	$(154)	$369
50	1,068	(324)	744
75	1,613	(494)	1,119
100	2,159	(664)	1,495
125	2,704	(834)	1,870

Basis point decrease	Interest income	Interest expense	Net change
25	$(568)	$186	$(382)
50	(1,113)	357	(756)
75	(1,659)	527	(1,132)
100	(2,204)	697	(1,507)
125	(2,749)	867	(1,882)
Although we believe that the foregoing analysis is indicative of our net interest margin sensitivity to interest rate changes as of March 31, 2025, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of March 31, 2025. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report on Form 10-K”), filed on March 4, 2025, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
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
On each of May 4, 2020 and May 3, 2022, our Board extended the Stock Repurchase Program for additional two-year periods. On April 30, 2024, the Board extended the Stock Repurchase Program for the two-year period ending May 22, 2026. Under the extended Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Company expects the Stock Repurchase Program to be in place through May 22, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company retires all shares of common stock that it purchases in connection with the Stock Repurchase Program. As of March 31, 2025, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.
During the three months ended March 31, 2025, the Company did not make any repurchases of its common stock on the open market under the Stock Repurchase Program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Price Range of Common Stock and Distributions
The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “OFS”. The following table lists the high and low intraday sale price for the Company’s common stock, NAV per share, and the cash distributions per share that were declared on its common stock for each fiscal quarter during the last two most recently completed fiscal years and each full fiscal quarter of the current fiscal year. The last reported sale price for our common stock on the Nasdaq Global Select Market on March 31, 2025 was $9.29 per share.

	NAV Per Share(1)	Price Range		Premium (Discount) of High Sales Price to NAV	Premium (Discount) of Low Sales Price to NAV	Cash Distribution per Share
Period		High	Low
Fiscal 2025
First Quarter	$11.97	$9.80	$7.92	-18.1%	-33.8%	$0.34
Fiscal 2024
Fourth Quarter	$12.85	$8.98	$7.81	-30.1%	-39.2%	$0.34
Third Quarter	$11.29	$9.35	$7.75	-17.2%	-31.4%	$0.34
Second Quarter	$11.51	$10.14	$8.42	-11.9%	-26.8%	$0.34
First Quarter	$11.08	$12.07	$9.53	8.9%	-14.0%	$0.34
Fiscal 2023
Fourth Quarter	$12.09	$12.41	$9.69	2.6%	-19.9%	$0.34
Third Quarter	$12.74	$12.44	$9.51	-2.4%	-25.4%	$0.34
Second Quarter	$12.94	$11.01	$9.10	-14.9%	-29.7%	$0.33
First Quarter	$13.42	$10.92	$9.60	-18.6%	-28.5%	$0.33
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

Dated: May 1, 2025	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Kyle Spina
	Name:	Kyle Spina
	Title:	Chief Financial Officer