Form 10-Q
period 2025-06-30
OFS Capital Corp
filed 2025-08-01
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Not applicable
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	OFS	The Nasdaq Global Select Market
4.95% Notes due 2028	OFSSH	The Nasdaq Global Select Market
7.50% Notes due 2028	OFSSO	The Nasdaq Global Select Market

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
Yes  ☐     No  ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of July 28, 2025 was 13,398,078.

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

ASC	Accounting Standards Codification, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Banc of California, as lender, which provides the Company with a senior secured revolving credit facility
BNP Facility	A secured revolving credit facility, as amended, that provides for borrowings in an aggregate principal amount up to $150,000,000 issued pursuant to a Revolving Credit and Security Agreement, as amended, by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator
Board	The Company’s board of directors
Banc of California Credit Facility	A senior secured revolving credit facility, as amended, with Banc of California (formerly known as Pacific Western Bank), as lender, that provides for borrowings to the Company in an aggregate principal amount up to $25,000,000
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
DRIP	Dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC, for which OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company, for which OFS Advisor serves as investment adviser
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Investment Advisers Act of 1940, as amended, focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor

Term	Explanation or Definition
OFSAM	Orchard First Source Asset Management, LLC, a subsidiary of OFSAM Holdings and a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSAM Holdings	Orchard First Source Asset Management Holdings, LLC, a holding company consisting of asset management businesses, including OFS Advisor, a registered investment adviser focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments, and OFS CLO Management, LLC, OFS CLO Management II, LLC and OFS CLO Management III, LLC, each a registered investment adviser focusing primarily on investments in broadly syndicated loans
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company
OFSCC-FS Assets	Assets held by the Company through OFSCC-FS
OFSCC-MB	OFSCC-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
OID	Original issue discount
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Securities
Prime Rate	United States Prime interest rate
RIC	Regulated investment company under the Code
SBA	United States Small Business Administration
SBIC	A fund licensed under the SBA Small Business Investment Company Program
SBIC I LP	OFS SBIC I, LP, a wholly owned subsidiary of the Company and former SBIC
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes and CLO loan accumulation facility securities
Unsecured Notes	The Unsecured Notes Due February 2026, the Unsecured Notes Due July 2028 and the Unsecured Notes Due October 2028
Unsecured Notes Due February 2026	The Company’s $125.0 million aggregate principal amount of 4.75% notes due February 10, 2026
Unsecured Notes Due July 2028	The Company’s $69.0 million aggregate principal amount of 7.50% notes due July 31, 2028
Unsecured Notes Due October 2028	The Company’s $55.0 million aggregate principal amount of 4.95% notes due October 31, 2028

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
•the belief that the seniority of our debt investments in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, instability in the U.S. and international banking systems, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, the risk of recession or a shutdown of U.S. government services, and related market volatility on our business, our portfolio companies, our industry and the global economy;
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
•the general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the Middle East, the European Union and China;

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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 4, 2025 and in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 2, 2025. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities (unaudited)
(Dollar amounts in thousands, except per share data)

	June 30, 2025	December 31, 2024
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $341,722 and $352,089, respectively)	$287,265	$305,242
Affiliate investments (amortized cost of $12,041 and $11,458, respectively)	95,483	104,423
Total investments, at fair value (amortized cost of $353,763 and $363,547, respectively)	382,748	409,665
Cash and cash equivalents	10,238	6,068
Interest and dividend receivable	1,316	1,774
Receivable for investments sold	—	9,247
Prepaid expenses and other assets	1,140	1,369
Total assets	$395,442	$428,123

Liabilities
Revolving lines of credit	$63,400	$68,350
Unsecured Notes (net of deferred debt issuance costs of $1,199 and $1,688, respectively)	178,801	178,312
Interest payable	3,159	3,195
Payable to adviser and affiliates (Note 3)	2,859	3,145
Payable for investments purchased	—	1,802
Other liabilities	1,027	1,094
Total liabilities	$249,246	$255,898

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,398,078 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	134	134
Paid-in capital in excess of par	184,912	184,912
Total accumulated losses	(38,850)	(12,821)
Total net assets	146,196	172,225

Total liabilities and net assets	$395,442	$428,123

Number of common shares outstanding	13,398,078	13,398,078
Net asset value per share	$10.91	$12.85

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income
Interest income:
Non-control/non-affiliate investments	$9,621	$10,362	$19,201	$21,413
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	398	492	786	834
Affiliate investments	297	270	584	533
Total payment-in-kind interest and dividend income	695	762	1,370	1,367
Dividend income:
Non-control/non-affiliate investments	10	10	21	21
Affiliate investments	—	—	—	2,437
Total dividend income	10	10	21	2,458
Fee income:
Non-control/non-affiliate investments	150	31	179	160
Total investment income	10,476	11,165	20,771	25,398
Expenses
Interest expense	3,842	4,117	7,700	8,689
Base management fee	1,479	1,478	3,028	3,001
Income Incentive Fee	821	859	1,151	2,258
Professional fees	403	414	839	828
Administration fee	382	453	776	847
Other expenses	266	407	529	742
Total expenses	7,193	7,728	14,023	16,365
Net investment income	3,283	3,437	6,748	9,033
Net realized and unrealized gain (loss) on investments
Net realized loss on non-control/non-affiliate investments	(4,191)	(4,304)	(6,778)	(4,885)
Net realized gain on affiliate investments	—	—	—	1,379
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	309	3,160	(7,611)	113
Net unrealized appreciation (depreciation) on affiliate investments	(9,179)	8,173	(9,523)	(4,160)
Deferred tax (expense) benefit on net unrealized appreciation (depreciation)	147	(138)	246	(201)
Net gain (loss) on investments	(12,914)	6,891	(23,666)	(7,754)
Net increase (decrease) in net assets resulting from operations	$(9,631)	$10,328	$(16,918)	$1,279

Net investment income per common share – basic and diluted	$0.25	$0.26	$0.50	$0.67
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$(0.72)	$0.77	$(1.26)	$0.10
Distributions declared per common share	$0.34	$0.34	$0.68	$0.68
Basic and diluted weighted-average common shares outstanding	13,398,078	13,398,078	13,398,078	13,398,078
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total accumulated losses	Total net assets
	Number of shares	Par value	Number of shares	Par value
Balances at December 31, 2023	—	$—	13,398,078	$134	$184,841	$(22,971)	$162,004
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	9,033	9,033
Net realized loss on investments, net of taxes	—	—	—	—	—	(3,506)	(3,506)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(4,248)	(4,248)
Dividends declared	—	—	—	—	—	(9,111)	(9,111)
Net decrease for the six month period ended June 30, 2024	—	—	—	—	—	(7,832)	(7,832)
Balances at June 30, 2024	—	$—	13,398,078	$134	$184,841	$(30,803)	$154,172

Balances at March 31, 2024	—	$—	13,398,078	$134	$184,841	$(36,575)	$148,400
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	3,437	3,437
Net realized loss on investments, net of taxes	—	—	—	—	—	(4,304)	(4,304)
Net unrealized appreciation on investments, net of deferred taxes	—	—	—	—	—	11,195	11,195
Dividend declared	—	—	—	—	—	(4,556)	(4,556)
Net increase for the three month period ended June 30, 2024	—	—	—	—	—	5,772	5,772
Balances at June 30, 2024	—	$—	13,398,078	$134	$184,841	$(30,803)	$154,172

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total accumulated losses	Total net assets
	Number of shares	Par value	Number of shares	Par value

Balances at December 31, 2024	—	$—	13,398,078	$134	$184,912	$(12,821)	$172,225
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	6,748	6,748
Net realized loss on investments, net of taxes	—	—	—	—	—	(6,778)	(6,778)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(16,888)	(16,888)
Distributions declared	—	—	—	—	—	(9,111)	(9,111)
Net decrease for the six month period ended June 30, 2025	—	—	—	—	—	(26,029)	(26,029)
Balances at June 30, 2025	—	$—	13,398,078	$134	$184,912	$(38,850)	$146,196

Balances at March 31, 2025	—	$—	13,398,078	$134	$184,912	$(24,663)	$160,383
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	3,283	3,283
Net realized loss on investments, net of taxes	—	—	—	—	—	(4,191)	(4,191)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(8,723)	(8,723)
Distribution declared	—	—	—	—	—	(4,556)	(4,556)
Net decrease for the three month period ended June 30, 2025	—	—	—	—	—	(14,187)	(14,187)
Balances at June 30, 2025	—	$—	13,398,078	$134	$184,912	$(38,850)	$146,196

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(16,918)	$1,279
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized loss on investments	6,778	3,506
Net unrealized depreciation on investments, net of deferred taxes	16,888	4,248
Amortization of Net Loan Fees	(395)	(860)
Amendment fees received	58	226
Payment-in-kind interest and dividend income	(1,407)	(1,351)
Accretion of interest income on Structured Finance Securities	(5,844)	(3,876)
Amortization of deferred debt issuance costs	743	763
Write-off of deferred offering costs	—	99
Amortization of intangible asset	—	69
Purchase and origination of portfolio investments	(22,918)	(12,347)
Proceeds from principal payments on portfolio investments	8,165	20,904
Proceeds from sale or redemption of portfolio investments	18,413	3,673
Proceeds from distributions received from portfolio investments	6,934	8,118
Changes in operating assets and liabilities:
Interest and dividend receivable	458	(728)
Receivable for investments sold	9,247	—
Interest payable	(36)	(463)
Payable to adviser and affiliates	(286)	(625)
Payable for investments purchased	(1,802)	—
Other assets and liabilities	153	27
Net cash provided by operating activities	18,231	22,662

Cash flows from financing activities
Distributions paid to common stockholders	(9,111)	(9,111)
Borrowings under revolving lines of credit	15,250	3,000
Repayments under revolving lines of credit	(20,200)	(24,400)
Repayments of SBA debentures	—	(31,920)
Net cash used in financing activities	(14,061)	(62,431)
Net increase (decrease) in cash and cash equivalents	4,170	(39,769)
Cash and cash equivalents
Beginning of period	6,068	45,349
End of period	$10,238	$5,580

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,993	$8,390
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
June 30, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
24 Seven Holdco, LLC (15)	Temporary Help Services
First Lien Debt		11.54%	SOFR+	7.13%	1/28/2022	11/16/2027	$8,434	$8,406	$8,432	5.7%

AIDC IntermediateCo 2, LLC (15)	Computer Systems Design Services
First Lien Debt		9.83%	SOFR+	5.50%	7/22/2022	7/22/2027	1,950	1,930	1,948	1.3
First Lien Debt		9.83%	SOFR+	5.50%	7/31/2023	7/22/2027	46	45	46	—
							1,996	1,975	1,994	1.3
Allen Media, LLC (15)	Cable and Other Subscription Programming
First Lien Debt		9.95%	SOFR+	5.50%	3/2/2021	2/10/2027	3,671	3,670	2,720	1.9

Associated Spring, LLC (15)	Spring Manufacturing
First Lien Debt		10.16%	SOFR+	5.75%	12/10/2024	4/4/2030	2,248	2,207	2,216	1.5
First Lien Debt (Delayed Draw) (5)		10.18%	SOFR+	5.75%	12/10/2024	4/4/2030	241	233	217	0.1
							2,489	2,440	2,433	1.6
Avison Young Inc. (15) (16)	Nonresidential Property Managers
First Lien Debt (11)		6.09% cash / 6.50% PIK	SOFR+	8.00%	11/25/2021	3/12/2029	1,616	1,616	1,234	0.8
First Lien Debt (6) (10) (11)		6.09% cash / 6.50% PIK	SOFR+	8.00%	11/25/2021	3/12/2029	541	461	—	—
Common Equity (1,185 Class B units) (10) (13)					3/12/2024			1,400	—	—
Preferred Equity (1,715 Class A units) 12.5% PIK (10) (13)					3/12/2024			1,269	—	—
							2,157	4,746	1,234	0.8
BayMark Health Services, Inc. (15)	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		13.06%	SOFR+	8.50%	6/10/2021	6/11/2028	4,962	4,931	4,332	3.0
Second Lien Debt		13.06%	SOFR+	8.50%	6/10/2021	6/11/2028	3,988	3,961	3,481	2.4
							8,950	8,892	7,813	5.4
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings) (14)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		11.69%	SOFR+	7.25%	2/2/2022	6/8/2029	3,667	3,436	3,606	2.5

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Boca Home Care Holdings, Inc. (20)	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		11.03%	SOFR+	6.50%	2/25/2022	2/25/2027	$9,161	$9,111	$9,161	6.3%
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(6)	—	—
Common Equity (1,290 Class A units) (10)					2/25/2022			1,290	701	0.5
Preferred Equity (3,446 Class A Units) 12.0% cash / 2.0% PIK					3/3/2023			345	361	0.2
							9,161	10,740	10,223	7.0
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt (15)		11.20%	SOFR+	6.75%	11/3/2023	12/30/2027	3,149	3,090	3,086	2.0
First Lien Debt (Revolver) (5)		11.20%	SOFR+	6.75%	11/3/2023	12/30/2027	112	105	106	0.1
							3,261	3,195	3,192	2.1
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)					3/27/2020			703	53	—

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Second Lien Debt		11.19%	SOFR+	6.75%	9/28/2018	3/30/2029	5,938	5,885	5,938	4.1

Creation Technologies Inc. (15) (16)	Bare Printed Circuit Board Manufacturing
First Lien Debt		10.05%	SOFR+	5.50%	9/24/2021	10/5/2028	1,940	1,933	1,907	1.3

East West Manufacturing LLC (15)	Fluid Power Pump and Motor Manufacturing
First Lien Debt		9.78%	SOFR+	5.50%	2/11/2022	12/22/2028	1,900	1,891	1,900	1.3

Envocore Holding, LLC (F/K/A LRI Holding, LLC) (19)	Electrical Contractors and Other Wiring Installation Contractors
First Lien Debt		7.50%	N/A		6/30/2017	12/31/2026	6,199	6,199	6,199	4.2
First Lien Debt (Revolver) (5)		n/m (18)	N/A		11/29/2021	12/31/2026	—	—	—	—
First Lien Debt (Secured Collateral) (21)		7.50%	N/A		1/10/2025		1,028	1,028	1,028	0.7
Second Lien Debt (6) (10)		10.00% PIK	N/A		6/30/2017	12/31/2027	9,118	6,584	166	0.1
Equity Participation Rights (10) (17)					12/31/2021			4,722	—	—
							16,345	18,533	7,393	5.0
Excelin Home Health, LLC	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	6,506	6,457	4,932	3.4

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
GGC Aerospace Topco L.P. (10)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units)					12/29/2017			$450	$—	—%
Common Equity (40,984 Class B units)					12/29/2017			50	—	—
								500	—	—
GoTo Group (F/K/A LogMeIn, Inc.) (14) (15)	Data Processing, Hosting, and Related Services
First Lien Debt		9.16%	SOFR+	4.75%	3/26/2021	4/28/2028	$931	931	814	0.6
First Lien Debt		9.16%	SOFR+	4.75%	3/26/2021	4/28/2028	1,286	1,286	466	0.3
							2,217	2,217	1,280	0.9
Heritage Grocers Group, LLC. (F/K/A Tony's Fresh Market / Cardenas Markets) (14) (15)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		11.15%	SOFR+	6.75%	7/20/2022	8/1/2029	8,954	8,788	8,261	5.7

Honor HN Buyer Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		10.20%	SOFR+	5.75%	10/15/2021	10/15/2027	6,367	6,320	6,367	4.3
First Lien Debt (15)		10.20%	SOFR+	5.75%	10/15/2021	10/15/2027	4,027	3,991	4,027	2.8
First Lien Debt (Revolver) (5)		12.25%	Prime+	4.75%	10/15/2021	10/15/2027	95	89	95	0.1
First Lien Debt (15)		10.20%	SOFR+	5.75%	3/31/2023	10/15/2027	4,480	4,452	4,480	3.1
First Lien Debt (Delayed Draw) (5) (15)		n/m (18)	SOFR+	5.75%	10/15/2024	10/15/2026	—	(16)	—	—
							14,969	14,836	14,969	10.3
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		11.18%	SOFR+	6.75%	1/27/2022	3/2/2029	2,683	2,683	2,535	1.7

Inergex Holdings, LLC (11)	Other Computer Related Services
First Lien Debt		11.45% cash / 1.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	14,700	14,610	14,700	10.1
First Lien Debt (Revolver)		11.30% cash / 1.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	2,344	2,344	2,344	1.6
							17,044	16,954	17,044	11.7
JP Intermediate B, LLC (6) (10) (15)	Drugs and Druggists' Sundries Merchant Wholesalers
First Lien Debt		14.00%	Prime+	6.50%	1/14/2021	11/20/2027	4,638	4,491	1,677	1.1

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Kreg LLC	Other Ambulatory Health Care Services
First Lien Debt (11) (15)		10.70% cash / 0.50% PIK	SOFR+	6.25%	12/20/2021	12/20/2026	$17,419	$17,383	$16,687	11.4%
First Lien Debt (Revolver) (5)		10.70%	SOFR+	6.25%	12/20/2021	12/20/2026	891	888	835	0.6
							18,310	18,271	17,522	12.0
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt (15)		10.13%	SOFR+	6.00%	10/20/2023	10/20/2029	2,201	2,159	2,223	1.5
First Lien Debt (15)		10.25%	SOFR+	6.00%	10/20/2023	10/20/2029	369	365	373	0.3
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(6)	—	—
							2,570	2,518	2,596	1.8
Metasource, LLC (15)	All Other Business Support Services
First Lien Debt		10.81% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	2,734	2,708	2,579	1.8

One GI LLC	Offices of Other Holding Companies
First Lien Debt (15)		11.18%	SOFR+	6.75%	12/13/2021	12/22/2025	7,319	7,301	6,901	4.7
First Lien Debt (15)		11.18%	SOFR+	6.75%	12/13/2021	12/22/2025	3,857	3,847	3,637	2.5
First Lien Debt (Revolver)		11.18%	SOFR+	6.75%	12/13/2021	12/22/2025	1,444	1,441	1,362	0.9
							12,620	12,589	11,900	8.1
Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6)	Software Publishers
First Lien Debt		6.50%	N/A		3/13/2018	12/31/2026	16,648	14,113	8,341	5.7

PM Acquisition LLC (10)	All Other General Merchandise Stores
Common Equity (499 units)					9/30/2017			499	1,271	0.9

PSB Group, LLC (20)	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)
First Lien Debt (15)		11.03%	SOFR+	6.75%	4/17/2025	4/17/2030	7,921	7,883	7,883	5.4
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.75%	4/17/2025	4/17/2030	—	(5)	(5)	—
							7,921	7,878	7,878	5.4
Redstone Holdco 2 LP (F/K/A RSA Security) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt (14)		9.29%	SOFR+	4.75%	4/16/2021	4/27/2028	1,715	1,711	935	0.6
Second Lien Debt		12.30%	SOFR+	7.75%	4/16/2021	4/27/2029	4,450	4,419	2,100	1.4
							6,165	6,130	3,035	2.0

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018			$—	$980	0.7%

RumbleOn, Inc. (15) (16)	Other Industrial Machinery Manufacturing
First Lien Debt		12.79%	SOFR+	8.25%	8/31/2021	8/31/2026	$2,624	2,577	2,498	1.7
First Lien Debt		12.79%	SOFR+	8.25%	8/31/2021	8/31/2026	792	783	754	0.5
Warrants (warrants to purchase up to $218,000 in common stock) (10)					8/31/2021	8/14/2028 (12)		200	4	—
							3,416	3,560	3,256	2.2
Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (1,603 Series B units)					9/4/2020			160	1	—

Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
First Lien Debt		7.88%	SOFR+	3.50%	3/25/2021	4/3/2028	1,526	1,520	1,063	0.7

SS Acquisition, LLC (20)	Sports and Recreation Instruction
First Lien Debt (15)		10.05%	SOFR+	5.75%	12/20/2024	12/20/2029	16,879	16,804	16,694	11.4
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	5.75%	12/20/2024	12/20/2029	—	(8)	(20)	—
							16,879	16,796	16,674	11.4
SSJA Bariatric Management LLC (10) (15) (20)	Offices of Physicians and Mental Health Specialists
First Lien Debt (6) (11)		9.70% PIK	SOFR+	5.25%	8/26/2019	7/31/2025	10,908	9,563	3,532	2.4
First Lien Debt (6) (11)		9.70% PIK	SOFR+	5.25%	12/31/2020	7/31/2025	1,179	1,033	382	0.3
First Lien Debt (6) (11)		9.70% PIK	SOFR+	5.25%	12/8/2021	7/31/2025	2,970	2,600	962	0.7
First Lien Debt (Revolver) (6) (11)		9.70% PIK	SOFR+	5.25%	8/26/2019	7/31/2025	304	266	99	0.1
Common Equity (867,591 Class F units) (13)					4/10/2024			—	—	—
							15,361	13,462	4,975	3.5
Staples, Inc. (14) (15)	Business to Business Electronic Markets
First Lien Debt		10.03%	SOFR+	5.75%	5/23/2024	9/4/2029	2,552	2,470	2,362	1.6

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt (15)		10.43% cash / 1.25% PIK	SOFR+	6.00%	10/14/2021	10/14/2027	14,351	14,271	12,959	8.9
First Lien Debt (Revolver) (5)		10.43%	SOFR+	6.00%	10/14/2021	10/14/2027	257	252	108	0.1
							14,608	14,523	13,067	9.0

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		13.04%	SOFR+	8.50%	5/13/2021	11/2/2028	$4,500	$4,563	$4,167	2.9%

United Biologics Holdings, LLC (10) (13)	Medical Laboratories
Preferred Equity (151,787 units)					4/16/2013			9	—	—

Wellful Inc. (F/K/A KNS Acquisition Corp.) (15)	Electronic Shopping and Mail-Order Houses
First Lien Debt (11)		8.94% cash / 1.75% PIK	SOFR+	6.25%	4/16/2021	10/19/2030	4,370	4,370	3,496	2.4

Total Debt and Equity Investments - Non-control/Non-affiliate Investments							$257,100	$259,510	$214,699	146.9%

Structured Finance Securities (16)
Apex Credit CLO 2020 Ltd. (7) (9)
Subordinated Notes		16.58%	N/A		11/16/2020	4/20/2035	$11,080	$9,285	$7,180	4.9%

Apex Credit CLO 2021 Ltd. (7) (9)
Subordinated Notes		12.90%	N/A		5/28/2021	7/18/2034	8,630	5,957	4,521	3.1

Apex Credit CLO 2022-1 Ltd. (7) (9)
Subordinated Notes		4.32%	N/A		4/28/2022	4/22/2033	10,726	8,236	6,047	4.1

Battalion CLO XI Ltd.
Mezzanine Debt - Class E		11.39%	SOFR+	6.85%	4/25/2022	4/24/2034	6,000	6,000	5,566	3.8

BlueMountain CLO XXXV Ltd. (7) (9)
Subordinated Notes		17.93%	N/A		10/30/2024	7/22/2035	7,800	5,904	5,248	3.6

Brightwood Capital MM CLO 2023-1, Ltd.
Mezzanine Debt - Class E		14.62%	SOFR+	10.36%	9/28/2023	10/15/2035	2,133	1,982	2,153	1.5
Subordinated Notes (7) (9)		11.04%	N/A		9/28/2023	10/15/2035	5,494	4,986	4,316	3.0
							7,627	6,968	6,469	4.5
Canyon CLO 2019-1, Ltd. (7) (9)
Subordinated Notes		25.61%	N/A		8/22/2024	7/15/2037	18,453	9,497	9,540	6.5

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Dryden 76 CLO, Ltd. (7) (9)
Subordinated Notes		8.86%	N/A		9/27/2019	10/15/2037	$5,352	$3,074	$1,950	1.3%

ICG US CLO 2021-3, Ltd. (7) (9)
Subordinated Notes		32.82%	N/A		8/8/2024	10/20/2034	16,750	8,130	9,432	6.5

LCM 42 Ltd.(7) (9)
Subordinated Notes		19.82%	N/A		12/19/2024	1/15/2038	3,500	3,071	3,163	2.2

Madison Park Funding XXIX, Ltd. (7) (9)
Subordinated Notes		16.69%	N/A		12/22/2020	10/18/2047	10,971	5,723	5,291	3.6

Park Avenue Institutional Advisers CLO Ltd. 2021-1
Mezzanine Debt - Class D		11.83%	SOFR+	7.30%	1/26/2021	1/20/2034	1,000	988	998	0.7

Trinitas CLO VIII, Ltd. (4) (7) (9) (10)
Subordinated Notes		0.00%	N/A		3/4/2021	7/20/2117	5,200	2,425	511	0.3

Venture 45 CLO, Limited
Mezzanine Debt - Class E		11.97%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,958	2,654	1.8

Voya CLO 2024-7, Ltd. (7) (9)
Subordinated Notes		16.46%	N/A		1/7/2025	1/20/2038	4,275	3,996	3,996	2.7

Total Structured Finance Securities							$120,364	$82,212	$72,566	49.6%

Total Non-control/Non-affiliate Investments							$377,464	$341,722	$287,265	196.5%
Affiliate Investments
Contract Datascan Holdings, Inc. (20)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares) 10% PIK					8/5/2015			$8,990	$9,714	6.6%
Common Equity (11,273 shares) (10)					6/28/2016			104	—	—
								9,094	9,714	6.6
DRS Imaging Services, LLC (10) (13) (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)					3/8/2018			1,135	1,922	1.3

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Pfanstiehl Holdings, Inc. (8) (20)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)				1/1/2014			$217	$82,993	56.8%

TalentSmart Holdings, LLC (10) (13) (20)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)				10/11/2019			1,595	854	0.6

Total Affiliate Investments							$12,041	$95,483	65.3%

Total Investments						$377,464	$353,763	$382,748	261.8%

(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)As of June 30, 2025, the Company held loans and mezzanine debt investments with an aggregate fair value of $202,033 of the total loan portfolio, that bore interest at a variable rate indexed to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect as of June 30, 2025. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(3)Unless otherwise noted in footnote 14, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.
(4)As of June 30, 2025, the effective accretable yield was estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security’s anticipated optional redemption, was less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions were recognized as reductions to amortized cost until such time, if and when occurring, a future aggregate amount of then-projected distributions exceeds the security’s then-current amortized cost.
(5)Subject to unfunded commitments. The Company considers undrawn amounts in the determination of fair value on revolving lines of credit and delayed draw term loans. See Note 6.
(6)Investment was on non-accrual status as of June 30, 2025, meaning the Company suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated note investments. CLO subordinated note positions are entitled to recurring distributions, which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.
(8)Portfolio company represents greater than 5% of total assets as of June 30, 2025.
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

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
June 30, 2025
(Dollar amounts in thousands)

(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of June 30, 2025:

Portfolio Company	Investment Type	Maximum PIK Rate Allowed	Range of PIK Option	Range of Cash Option
Avison Young Inc.	First Lien Debt	6.50%	0% to 6.50%	6.09% to 12.59%
Avison Young Inc.	First Lien Debt	6.50%	0% to 6.50%	6.09% to 12.59%
Inergex Holdings, LLC	First Lien Debt	1.00%	0% to 1.00%	11.45% to 12.45%
Inergex Holdings, LLC	First Lien Debt (Revolver)	1.00%	0% to 1.00%	11.30% to 12.30%
Kreg LLC	First Lien Debt	0.50%	0% to 0.50%	10.70% to 11.20%
SSJA Bariatric Management LLC	First Lien Debt	9.70%	0% to 9.70%	0% to 9.70%
SSJA Bariatric Management LLC	First Lien Debt	9.70%	0% to 9.70%	0% to 9.70%
SSJA Bariatric Management LLC	First Lien Debt	9.70%	0% to 9.70%	0% to 9.70%
SSJA Bariatric Management LLC	First Lien Debt (Revolver)	9.70%	0% to 9.70%	0% to 9.70%
Wellful Inc. (F/K/A KNS Acquisition Corp.)	First Lien Debt	1.75%	0% to 1.75%	8.94% to 10.69%
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
(16)Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company’s assets immediately following the acquisition of any additional non-qualifying assets. As of June 30, 2025, approximately 80% of the Company's assets were qualifying assets.
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
OFSCC-FS, an indirect wholly owned and consolidated subsidiary of the Company, is a special-purpose vehicle formed in April 2019 for the purpose of acquiring senior secured loan investments. OFSCC-FS has debt financing through its BNP Facility, which provides OFSCC-FS with borrowing capacity of up to $150,000, subject to a borrowing base and other covenants, and the reinvestment period in effect.
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
Cash and cash equivalents: The Company’s cash and cash equivalent balances are maintained with a member bank of the FDIC, and such balances generally exceed the FDIC insurance limit. The Company does not believe its cash and cash equivalent balances are exposed to any significant credit risk. Cash and cash equivalent balances are held in U.S. Bank Trust Company, National Association and Citibank N.A. money market deposit accounts. In addition, the Company’s use of cash and cash equivalents held by OFSCC-FS is limited by the terms and conditions of the BNP Facility, including but not limited to, the payment of interest expense and principal on the outstanding borrowings.
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
The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses, losses on extinguishment of debt, income taxes from realized capital gains and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gains Fee. Since inception through June 30, 2025, the Company has not made a Capital Gains Fee payment.
The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). As of June 30, 2025 and December 31, 2024, there were no accrued Capital Gains Fees.
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
Equity Ownership: As of June 30, 2025, affiliates of OFS Advisor held approximately 3,026,035 shares of common stock, which is approximately 22.6% of the Company’s outstanding shares of common stock.
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three and six months ended June 30, 2025 and 2024 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Base management fee	$1,479	$1,478	$3,028	$3,001
Income Incentive Fee	821	859	1,151	2,258
Administration fee	382	453	776	847
Distributions paid to affiliates	1,029	1,028	2,058	2,055

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 4. Investments
As of June 30, 2025, the Company had loans to 35 portfolio companies, of which approximately 85% were first lien debt investments and 15% were second lien debt investments, at fair value. The Company also had equity investments in 15 portfolio companies and 15 investments in Structured Finance Securities. As of June 30, 2025, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$205,493	58.2%	140.5%	$180,072	47.0%	123.2%
Second lien debt investments	42,919	12.1	29.4	31,257	8.2	21.4
Preferred equity	10,774	3.0	7.4	10,075	2.6	6.9
Common equity, warrants and other(2)	12,365	3.5	8.5	88,778	23.2	60.7
Total debt and equity investments	271,551	76.8	185.8	310,182	81.0	212.2
Structured Finance Securities	82,212	23.2	56.2	72,566	19.0	49.6
Total investments	$353,763	100.0%	242.0%	$382,748	100.0%	261.8%
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $134,474 and $125,470, respectively.
(2) Includes the Company’s investment in Pfanstiehl Holdings, Inc. See “Note 4—Portfolio Concentration” for additional information.
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. All international investments are denominated in US dollars. As of June 30, 2025 and December 31, 2024, the Company’s investment portfolio was domiciled as follows:

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States	$266,805	$308,947	$269,856	$331,188
Canada(1)	4,746	1,235	4,708	1,602
Cayman Islands(1)(2)	75,244	66,097	82,059	70,237
Jersey(1)(2)	6,968	6,469	6,924	6,638
Total investments	$353,763	$382,748	$363,547	$409,665
(1) Represents non-qualifying assets under Section 55(a) of the 1940 Act.
(2) Investments domiciled in the Cayman Islands and Jersey represent certain Structured Finance Securities held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States.
As of June 30, 2025, the industry composition of the Company’s investment portfolio was as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$21,722	6.1%	14.9%	$21,116	5.5%	14.5%
Construction	20,053	5.6	13.7	8,456	2.2	5.8
Education Services	18,391	5.2	12.6	17,528	4.6	12.0
Finance and Insurance	3,195	0.9	2.2	3,192	0.8	2.2
Health Care and Social Assistance	75,185	21.2	51.4	63,030	16.5	43.1
Information	21,135	6.0	14.5	15,243	4.0	10.4
Management of Companies and Enterprises	12,589	3.6	8.6	11,900	3.1	8.1
Manufacturing	28,500	8.1	19.5	109,163	28.5	74.7
Professional, Scientific, and Technical Services	18,929	5.4	12.9	19,038	5.0	13.0

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Public Administration	$703	0.2%	0.5%	$53	—%	—%
Real Estate and Rental and Leasing	21,718	6.1	14.9	18,826	4.9	12.9
Retail Trade	13,657	3.9	9.3	13,028	3.4	8.9
Wholesale Trade	15,774	4.5	10.8	9,609	2.5	6.6
Total debt and equity investments	$271,551	76.8%	185.8%	$310,182	81.0%	212.2%
Structured Finance Securities	82,212	23.2	56.2	72,566	19.0	49.6
Total investments	$353,763	100.0%	242.0%	$382,748	100.0%	261.8%
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
Non-Accrual Loans: Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment. For the three and six months ended June 30, 2025, no new loans were placed on non-accrual status. The aggregate amortized cost and fair value of loans on non-accrual status as of June 30, 2025 was $39,111 and $15,159, respectively, and as of December 31, 2024 was $39,124 and $20,803, respectively.
Portfolio Concentration: The following table presents the Company’s portfolio companies based on fair value that comprise greater than 10% of the Company’s total net assets as of June 30, 2025:

					Percentage of Total
Portfolio Company	Investment Type	Industry	Amortized Cost	Fair Value	Fair Value	Net Assets
Pfanstiehl Holdings, Inc.	Common Equity	Manufacturing	$217	$82,993	21.7%	56.8%
Kreg LLC(1)	First Lien Debt	Health Care and Social Assistance	18,271	17,522	4.6	12.0
Inergex Holdings, LLC	First Lien Debt	Professional, Scientific, and Technical Services	16,954	17,044	4.5	11.7
SS Acquisition, LLC(1)	First Lien Debt	Education Services	16,796	16,674	4.4	11.4
Honor HN Buyer Inc.(1)	First Lien Debt	Health Care and Social Assistance	14,836	14,969	3.9	10.3
(1) As of June 30, 2025, the Company had aggregate outstanding commitments of $7,896 to fund the portfolio companies’ undrawn revolver and delayed draw facilities.
As of June 30, 2025, approximately 4.6% and 12.1% of the Company’s total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Transfers from Level 2 to Level 3	$—	$—	$—	$—
Transfers from Level 3 to Level 2	3,606	7,343	3,606	15,986
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
Due to the inherent uncertainty of determining the fair value of Level 3 investments, including the use of significant unobservable inputs, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded and incur a realized capital loss. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, instability in the U.S. and international banking systems, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, the risk of recession or a shutdown of U.S. government services, and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments. The Company’s investments are also subject to interest rate risk. Changes in

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact its investment income, cost of funding and the valuation of its investment portfolio.
The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

Security	Level 1	Level 2	Level 3	Fair Value as of June 30, 2025
Debt investments	$—	$17,506	$193,823	$211,329
Equity investments	—	—	98,853	98,853
Structured Finance Securities	—	—	72,566	72,566
	$—	$17,506	$365,242	$382,748

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2024
Debt investments	$—	$21,837	$202,368	$224,205
Equity investments	—	—	108,585	108,585
Structured Finance Securities	—	—	76,875	76,875
	$—	$21,837	$387,828	$409,665

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables provides the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of June 30, 2025 and December 31, 2024. The Company may make changes to the valuation techniques, among techniques otherwise commonly utilized in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets. The tables are not intended to be all-inclusive and only present the most significant unobservable input(s) relevant to the valuation designee’s determination of fair value.

	Fair Value as of June 30, 2025	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
First lien	$136,073	Discounted cash flow	Discount rates	8.93% - 34.00% (12.97%)
	20,543	Market approach	EBITDA multiples	3.00x - 7.59x (4.82x)
	1,677	Market approach	Revenue multiples	0.28x - 0.35x (0.35x)
	7,878	Market approach	Transaction Price
Second lien	22,554	Discounted cash flow	Discount rates	10.49% - 44.96% (18.06%)
	5,098	Market approach	EBITDA multiples	5.00x - 11.26x (11.06x)

Structured Finance Securities(1):
Subordinated notes	57,200	Discounted cash flow	Discount rates	12.50% - 55.00% (18.63%)
			Constant default rate	2.00% - 3.00% (2.08%)
			Recovery rate	65.00% - 65.00% (65.00%)
	3,996	Market approach	Transaction Price
Mezzanine debt	11,370	Discounted cash flow	Discount margin	7.60% - 10.30% (9.28%)
			Constant default rate	2.00% - 3.00% (2.19%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	10,075	Market approach	EBITDA multiples	7.00x - 8.49x (8.43x)
Common equity, warrants and other	88,778	Market approach	EBITDA multiples	5.00x - 15.25x (13.03x)
	$365,242
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables present changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2025 and 2024:

		Six Months Ended June 30, 2025
	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2024	$168,037	$34,331	$12,248	$96,337	$76,875	$387,828
Net realized loss on investments	(26)	—	—	—	(5,730)	(5,756)
Net unrealized appreciation (depreciation) on investments	(5,779)	(3,680)	(2,757)	(7,559)	2,462	(17,313)
Amortization of Net Loan Fees	226	56	—	—	65	347
Accretion of interest income on Structured Finance Securities	—	—	—	—	5,844	5,844
Capitalized PIK interest and dividends	272	551	584	—	—	1,407
Amendment fees received	(58)	—	—	—	—	(58)
Purchase and origination of portfolio investments	13,390	—	—	—	9,528	22,918
Proceeds from principal payments on portfolio investments	(7,072)	—	—	—	(1,000)	(8,072)
Sale and redemption of portfolio investments	(2,819)	—	—	—	(8,544)	(11,363)
Proceeds from distributions received from portfolio investments	—	—	—	—	(6,934)	(6,934)
Transfers from Level 3 to Level 2	—	(3,606)	—	—	—	(3,606)
Level 3 assets, June 30, 2025	$166,171	$27,652	$10,075	$88,778	$72,566	$365,242

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
The net unrealized depreciation reported in the Company’s consolidated statements of operations for the six months ended June 30, 2025 and 2024, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Six Months Ended June 30,
	2025	2024
Debt investments	$(9,490)	$(1,106)
Equity investments	(10,315)	(3,684)
Structured Finance Securities	(2,003)	2,097
Net unrealized depreciation on investments held	$(21,808)	$(2,693)

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
The following table sets forth carrying values and fair values of the Company’s debt as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility(2)	$—	$—	$1,000	$1,000
BNP Facility	63,400	63,400	67,350	67,350
Unsecured Notes Due February 2026	124,484	122,971	124,097	121,326
Unsecured Notes Due October 2028	54,317	50,996	54,215	49,698
Total debt	$242,201	$237,367	$246,662	$239,374
(1) Carrying value is calculated as the outstanding principal amount less unamortized deferred debt issuance costs.
(2) As of June 30, 2025, the Company had no outstanding indebtedness under the Banc of California Credit Facility.
The following tables present the fair value measurements of the Company's debt and the level within the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of June 30, 2025 and December 31, 2024:

	June 30, 2025
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	63,400	63,400
Unsecured Notes Due February 2026	—	—	122,971	122,971
Unsecured Notes Due October 2028	50,996	—	—	50,996
Total debt, at fair value	$50,996	$—	$186,371	$237,367

	December 31, 2024
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$1,000	$1,000
BNP Facility	—	—	67,350	67,350
Unsecured Notes Due February 2026	—	—	121,326	121,326
Unsecured Notes Due October 2028	49,698	—	—	49,698
Total debt, at fair value	$49,698	$—	$189,676	$239,374
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 6. Commitments and Contingencies
The following table shows the Company’s outstanding commitments to fund investments to portfolio companies as of June 30, 2025:

Portfolio Company	Investment Type	Commitment
Associated Spring, LLC	First Lien Debt (Delayed Draw)	$1,483
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	1,290
Clevertech Bidco, LLC	First Lien Debt (Revolver)	182
Envocore Holding, LLC (F/K/A LRI Holding, LLC)	First Lien Debt (Revolver)	2,569
Honor HN Buyer Inc.	First Lien Debt (Revolver)	664
Honor HN Buyer Inc.	First Lien Debt (Delayed Draw)	5,000
Kreg LLC	First Lien Debt (Revolver)	446
Medrina LLC	First Lien Debt (Revolver)	319
PSB Group, LLC	First Lien Debt (Revolver)	1,059
SS Acquisition, LLC	First Lien Debt (Revolver)	1,786
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	1,287
		$16,085
As of June 30, 2025, the Company had cash and cash equivalents of $10,238 and unused commitments of $25,000 under its Banc of California Credit Facility and $86,600 under its BNP Facility, each of which is subject to a borrowing base and other covenants, to fund these outstanding commitments to portfolio companies.
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2025.
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
For the three and six months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the SBA debentures were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stated interest expense	$—	$—	$—	$151
Amortization of debt issuance costs	—	—	—	20
Total interest and debt financing costs	$—	$—	$—	$171
Cash paid for interest expense	$—	$—	$—	$457
Effective interest rate	—%	—%	—%	3.25%
Average outstanding balance	$—	$—	$—	$10,523
BNP Facility: On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150,000, subject to a borrowing base and other covenants. The BNP Facility bears interest at a variable rate of SOFR plus a variable margin (2.65% floor). The reinvestment period of the BNP Facility ends on August 31, 2025, upon

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
which the ability to access the unused commitment of the facility terminates; the facility is scheduled to mature on June 20, 2027.
On June 18, 2025, OFSCC-FS executed an amendment to the BNP facility to extend the reinvestment period under the BNP Facility from June 20, 2025 to August 31, 2025.
The BNP Facility is collateralized by all the assets held by OFSCC-FS. OFSCC-FS and the Company have each made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of June 30, 2025 and December 31, 2024, OFSCC-FS had outstanding debt of $63,400 and $67,350, respectively. As of June 30, 2025, the unused commitment under the BNP Facility was $86,600, subject to a borrowing base and other covenants.
For the three and six months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the BNP Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stated interest expense(1)	$1,283	$1,581	$2,547	$3,446
Amortization of debt issuance costs	95	95	190	190
Total interest and debt financing costs	$1,378	$1,676	$2,737	$3,636
Cash paid for interest expense	$1,289	$1,721	$2,580	$3,603
Effective interest rate	8.23%	8.91%	8.31%	8.81%
Average outstanding balance	$67,169	$75,241	$66,439	$82,579
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
As of June 30, 2025 and December 31, 2024, the Company had $0 and $1,000, respectively, of outstanding debt under the Banc of California Credit Facility. As of June 30, 2025, the unused commitment under the Banc of California Credit Facility was $25,000, subject to a borrowing base and other covenants.
For the three and six months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stated interest expense	$22	$—	$80	$—
Amortization of debt issuance costs	32	32	63	63
Total interest and debt financing costs	$54	$32	$143	$63
Cash paid for interest expense	$25	$—	$83	$—
Effective interest rate(1)	n/m	n/m	n/m	n/m
Average outstanding balance	$1,136	$—	$2,057	$—
(1) Not meaningful due to a minimal average outstanding balance relative to the size of the total commitment and the amount of commitment fees incurred during the periods.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Unsecured Notes: As of June 30, 2025 and December 31, 2024, the Company had the following Unsecured Notes outstanding:
Unsecured Notes Due February 2026: On February 10, 2021 and March 18, 2021, the Company issued $125,000 in aggregate principal of unsecured notes. The Unsecured Notes Due February 2026 bear interest at a rate of 4.75% per year payable semi-annually and mature on February 10, 2026. The Company may redeem the Unsecured Notes Due February 2026 in whole or in part at any time, or from time to time, at its option at par plus a “make-whole” premium if the redemption date is prior to November 10, 2025. See “Note 11—Subsequent Events” for additional information.
Unsecured Notes Due October 2028: On October 28, 2021 and November 1, 2021, the Company issued $55,000 in aggregate principal of unsecured notes. The Unsecured Notes Due October 2028 bear interest at a rate of 4.95% per year payable semi-annually and mature on October 31, 2028. The Company may redeem the Unsecured Notes Due October 2028 in whole or in part at any time.
On July 23, 2025, the Company closed the public offering of $69,000 aggregate principal amount of its 7.50% notes due 2028 (Unsecured Notes Due July 2028). See “Note 11—Subsequent Events” for additional information.
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
For the three and six months ended June 30, 2025 and 2024, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stated interest expense	$2,165	$2,165	$4,330	$4,330
Amortization of debt issuance costs	245	244	490	489
Total interest and debt financing costs	$2,410	$2,409	$4,820	$4,819
Cash paid for interest expense	$682	$682	$4,330	$4,330
Effective interest rate	5.35%	5.35%	5.35%	5.35%
Average outstanding balance	$180,000	$180,000	$180,000	$180,000
The following table shows the scheduled maturities of the principal balances of the Company’s outstanding borrowings as of June 30, 2025:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Banc of California Credit Facility	$—	$—	$—	$—	$—
Unsecured Notes(1)	180,000	125,000	—	55,000	—
BNP Facility	63,400	—	63,400	—	—
Total	$243,400	$125,000	$63,400	$55,000	$—
(1) On July 11, 2025, the Company caused notices to be issued to the holders of the Unsecured Notes Due February 2026 regarding the exercise of its option to redeem $25,000 of the issued and outstanding Unsecured Notes Due February 2026, and on July 22, 2025, the Company caused notices to be issued to the holders of the Unsecured Notes Due February 2026 regarding the exercise of its option to redeem $69,000 of the issued and outstanding Unsecured Notes Due February 2026. See “Note 11—Subsequent Events” for additional information.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
For the three and six months ended June 30, 2025 and 2024, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average dollar borrowings	$248,305	$255,241	$248,496	$273,102
Weighted average effective interest rate	6.21%	6.45%	6.25%	6.36%
Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Per share operating performance:
Net asset value per share at beginning of period	$11.97	$11.08	$12.85	$12.09
Net investment income(1)	0.25	0.26	0.50	0.67
Net realized loss on investments, net of taxes(1)	(0.31)	(0.32)	(0.51)	(0.26)
Net unrealized appreciation (depreciation) on investments, net of deferred taxes(1)	(0.66)	0.83	(1.25)	(0.31)
Total income (loss) from operations	(0.72)	0.77	(1.26)	0.10
Distributions declared	(0.34)	(0.34)	(0.68)	(0.68)
Net asset value per share at end of period	$10.91	$11.51	$10.91	$11.51

Per share market value, end of period	$8.44	$8.87	$8.44	$8.87
Total return based on market value(2)(3)	(5.6)%	(7.2)%	12.7%	(18.6)%
Total return based on net asset value(3)(4)	(5.3)%	7.9%	(8.5)%	2.2%
Shares outstanding at end of period	13,398,078	13,398,078	13,398,078	13,398,078
Weighted average shares outstanding	13,398,078	13,398,078	13,398,078	13,398,078
Ratio/Supplemental Data (dollar amounts in thousands)
Average net asset value(5)	$153,290	$151,286	$159,601	$154,859
Net asset value at end of period	$146,196	$154,172	$146,196	$154,172
Net investment income	$3,283	$3,437	$6,748	$9,033
Ratio of total expenses to average net assets(6)	18.8%	20.4%	17.6%	21.1%
Ratio of net investment income to average net assets(6)	8.6%	9.1%	8.5%	11.7%
Portfolio turnover(7)	3.2%	1.3%	5.8%	3.0%
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
The following table summarizes distributions declared and paid for the six months ended June 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution
Six Months Ended June 30, 2025
February 26, 2025	March 21, 2025	March 31, 2025	$0.34	$4,555	(1)
April 29, 2025	June 20, 2025	June 30, 2025	0.34	4,556	(1)
			$0.68	$9,111

Six Months Ended June 30, 2024
February 28, 2024	March 18, 2024	March 28, 2024	$0.34	$4,555	(1)
April 30, 2024	June 18, 2024	June 28, 2024	0.34	4,556	(1)
			$0.68	$9,111
(1) During the six months ended June 30, 2025 and 2024, the Company directed the DRIP plan administrator to purchase shares on the open market in order to satisfy the obligation to deliver shares of common stock. Accordingly, the Company purchased shares to satisfy the DRIP obligation as follows:

	Number of Shares Purchased	Average Price Paid Per Share	Total Amount Paid
Six Months Ended June 30, 2025
January 1, 2025 through March 31, 2025	8,570	$9.35	$80
April 1, 2025 through June 30, 2025	9,509	8.61	82

Six Months Ended June 30, 2024
January 1, 2024 through March 31, 2024	8,530	$10.04	$86
April 1, 2024 through June 30, 2024	9,092	8.85	80
Distributions in excess of the Company’s current and accumulated ICTI would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. The Company currently estimates that a portion of its distributions for the year ending December 31, 2025 will be characterized as a tax return of capital. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its estimated ICTI for the full year and distributions paid for the full year. Each year, a statement on Form 1099-DIV identifying the tax character of distributions is mailed to the Company’s stockholders.
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
During the six months ended June 30, 2025 and 2024, no shares of common stock were repurchased under the Stock Repurchase Program.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 10. Consolidated Schedule of Investments In and Advances To Affiliates

		Six Months Ended June 30, 2025
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/(Depreciation)	Interest	Dividends	Fees	Total Income (2)	December 31, 2024, Fair Value	Gross Additions (3)	Gross Reductions (4)	June 30, 2025, Fair Value (5)
Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity (7)	$—	$(2,759)	$—	$584	$—	$584	$11,890	$584	$(2,759)	$9,714
	Common Equity (6)	—	(441)	—	—	—	—	441	—	(441)	—
		—	(3,200)	—	584	—	584	12,331	584	(3,200)	9,714

DRS Imaging Services, LLC	Common Equity (6)	—	732	—	—	—	—	1,190	732	—	1,922

Pfanstiehl Holdings, Inc	Common Equity	—	(6,305)	—	—	—	—	89,298	—	(6,305)	82,993

TalentSmart Holdings, LLC	Common Equity (6)	—	(750)	—	—	—	—	1,604	—	(750)	854

Total Affiliate Investments		$—	$(9,523)	$—	$584	$—	$584	$104,423	$1,316	$(10,255)	$95,483
(1)Principal balance, interest rate and maturity of debt investments, and ownership detail for equity investments are presented in the consolidated schedule of investments. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Represents the total amount of interest, fees or dividends included in income for the six months ended June 30, 2025.
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 11. Subsequent Events
Unsecured Notes Due February 2026 Redemptions
On July 11, 2025, the Company caused notices to be issued to the holders of the Unsecured Notes Due February 2026 regarding the exercise of its option to redeem on August 11, 2025 $25,000 of the issued and outstanding amount of such notes, plus accrued interest. On July 22, 2025, the Company caused notices to be issued to the holders of the Unsecured Notes Due February 2026 regarding the exercise of its option to redeem on August 21, 2025 $69,000 of the issued and outstanding amount of such notes, plus accrued interest. The Unsecured Notes Due February 2026 will be redeemed at the greater of (a) 100% of the principal amount of the Unsecured Notes Due February 2026 to be redeemed, or (b) the sum of the present value of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to each respective redemption date) on the Unsecured Notes Due February 2026 to be redeemed, discounted to each respective redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points.
Unsecured Notes Due July 2028 Offering
On July 23, 2025, the Company closed the public offering of $69,000 aggregate principal amount of its Unsecured Notes Due July 2028, which included $9,000 of aggregate principal amount related to the underwriters’ option to cover overallotments. The estimated net proceeds to the Company from the Unsecured Notes Due July 2028, after deducting underwriting fees of $1,380 and estimated offering expenses of $300, was approximately $67,320. The Unsecured Notes Due July 2028 bear interest at a stated rate of 7.50% and will mature on July 31, 2028. The Company may redeem the Unsecured Notes Due July 2028 in whole or in part at any time, or from time to time, on or after July 31, 2026.
Distribution Declaration
On July 29, 2025, the Board declared a distribution of $0.34 per share for the third quarter of 2025, payable on September 30, 2025 to stockholders of record as of September 19, 2025.

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
Overview
Key performance metrics per common share are presented below:

	June 30, 2025	March 31, 2025
Net asset value	$10.91	$11.97

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Net investment income	$0.25	$0.26	$0.50	$0.67
Net increase (decrease) in net assets resulting from operations	(0.72)	(0.54)	(1.26)	0.10
Distributions paid	0.34	0.34	0.68	0.68
Our NAV per common share decreased to $10.91 at June 30, 2025 from $11.97 at March 31, 2025, due to a net loss on investments of $0.97 per common share and our quarterly distribution of $0.34 per common share exceeding our quarterly net investment income of $0.25 per common share.
For the quarter ended June 30, 2025, total investment income increased to $10.5 million from $10.3 million in the prior quarter, primarily due to an increase in non-recurring fee income of $0.1 million. See “—Results of Operations” for additional information.
Our total outstanding debt decreased from $248.1 million at March 31, 2025 to $243.4 million at June 30, 2025. For the quarter ended June 30, 2025, our weighted-average debt interest costs remained relatively stable at 6.21% compared to 6.29% for the quarter ended March 31, 2025. See “—Liquidity and Capital Resources” and “—Recent Developments” for additional details.
For the quarter ended June 30, 2025, we recognized a net loss on investments of $12.9 million due to net unrealized depreciation, net of taxes, of $8.7 million and a net realized loss of $4.2 million. For the quarter ended June 30, 2025, our net unrealized depreciation, net of taxes, of $8.7 million was primarily attributable to net unrealized depreciation of $7.8 million on our common equity investment in Pfanstiehl Holdings, Inc. For the quarter ended June 30, 2025, our net realized loss of $4.2 million was primarily due to a net realized loss of $4.0 million recognized upon the sale of certain Structured Finance Securities, which had been primarily recognized in prior periods. As of June 30, 2025, we had non-accrual loans with an aggregate fair value of $15.2 million, or 4.0% of our total investments at fair value. See “—Portfolio Composition and Investment Activity” for additional information.
As of June 30, 2025, our asset coverage ratio of 160% exceeded the minimum asset coverage requirement of 150% under the 1940 Act, and we remained in compliance with all applicable covenants under our outstanding debt facilities. As of June 30, 2025, we had unused commitments of $25.0 million under our Banc of California Credit Facility and $86.6 million under our BNP Facility, each of which is subject to a borrowing base and other covenants. As of June 30, 2025, we had unfunded commitments of $16.1 million to ten portfolio companies. See “—Liquidity and Capital Resources” for additional information.
On July 29, 2025, the Board declared a distribution of $0.34 per share for the third quarter of 2025, payable on September 30, 2025 to stockholders of record as of September 19, 2025.
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

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of estimated values for all investments as of June 30, 2025 (dollar amounts in thousands):

Investment Type	Fair Value at June 30, 2025	Range of Fair Value(1)
		Low-end	High-end
Debt investments:
First lien	$180,072	$173,760	$184,434
Second lien	31,257	31,149	35,039

Structured Finance Securities:
Subordinated notes	61,196	57,769	64,622
Mezzanine debt	11,370	11,154	11,585

Equity investments:
Preferred equity	10,075	8,193	11,938
Common equity, warrants and other	88,778	84,995	92,561
	$382,748	$367,020	$400,179
(1) A majority of our investments are classified as Level 3 under ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and assumptions about how market participants would price the asset in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment and estimation.
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
Portfolio Composition and Investment Activity
Portfolio Composition
As of June 30, 2025, the fair value of our debt investment portfolio totaled $211.3 million in 35 portfolio companies, of which approximately 85% and 15% were first lien and second lien debt investments, respectively. We also had equity investments in 15 portfolio companies with a fair value of approximately $98.9 million and 15 investments in Structured Finance Securities with a fair value of $72.6 million. As of June 30, 2025, we had unfunded commitments of $16.1 million to ten portfolio companies. Set forth in the tables and charts below is selected information with respect to our portfolio as of June 30, 2025 and December 31, 2024.
The following table presents our ten largest investments by issuer based on fair value as of June 30, 2025 (dollar amounts in thousands):

Issuer Name	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value	% of Net Assets, at Fair Value
Pfanstiehl Holdings, Inc.	Equity	$217	$82,993	21.7%	56.8%
Kreg LLC	Debt	18,271	17,522	4.6	12.0
Inergex Holdings, LLC	Debt	16,954	17,044	4.5	11.8
SS Acquisition, LLC	Debt	16,796	16,674	4.4	11.4
Honor HN Buyer Inc.	Debt	14,836	14,969	3.9	10.3
Tolemar Acquisition, Inc.	Debt	14,523	13,067	3.4	8.9
One GI LLC	Debt	12,589	11,900	3.1	8.1
Boca Home Care Holdings, Inc.	Debt and Equity	10,740	10,223	2.7	7.0
Contract Datascan Holdings, Inc.	Equity	9,094	9,714	2.5	6.6
Canyon CLO 2019-1, Ltd.	Structured Finance Security	9,497	9,540	2.5	6.5
Total		$123,517	$203,646	53.3%	139.4%

As of June 30, 2025, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 21.7% and 56.8% of our total portfolio at fair value and our total net assets, respectively. The value of this investment is substantially comprised of unrealized appreciation of $82.8 million. The valuation’s unobservable inputs incorporate discounts for the minority-interest and illiquid nature of the security; however, the valuation, in accordance with fair value concepts, does not directly factor in inputs related to a potential forced sale or non-orderly transaction that could be executed in the future, and that may be specific to the entity’s objectives, and are not representative of market-participant assumptions that would otherwise be utilized in an orderly transaction.
As of June 30, 2025, approximately 4.6% and 12.1% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
A deterioration or improvement in the operating performance of these portfolio investments, or other factors underlying the valuation of these investments, could have a material impact on our NAV.
Portfolio Yields
The following table presents weighted-average yield metrics for our portfolio as of June 30, 2025 and March 31, 2025:

	For the Three Months Ended
	June 30, 2025	March 31, 2025
Weighted-average performing income yield(1):
Debt investments	12.5%	12.3%
Structured Finance Securities	16.4%	16.3%
Interest-bearing investments	13.6%	13.4%

Weighted-average realized yield(2):
Interest-bearing investments	11.9%	11.6%
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
For the three months ended June 30, 2025, the weighted-average performing income yield on interest-bearing investments increased to 13.6% from 13.4% during the prior quarter, primarily due to a 21 basis point increase in earned yields on our debt investments. As of June 30, 2025, 90% of our total loan portfolio, at fair value, consisted of variable rate investments, generally indexed to SOFR. See additional information under “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.
Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.

Portfolio Company Investments
The following table summarizes the composition of our Portfolio Company Investments as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$205,493	$180,072	$209,696	$189,874
Second lien debt investments	42,919	31,257	42,313	34,331
Preferred equity	10,774	10,075	10,190	12,248
Common equity, warrants and other	12,365	88,778	12,365	96,337
Total Portfolio Company Investments	$271,551	$310,182	$274,564	$332,790
Number of portfolio companies	45	45	46	46
(1) As of June 30, 2025 and December 31, 2024, first lien debt investments include unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $134.5 million and $125.5 million, respectively, and $128.1 million and $119.2 million, respectively.
As of June 30, 2025, 100% of our loan portfolio and 55% of our total portfolio consisted of first lien and second lien loans, based on fair value.
As of June 30, 2025, the three largest industries of our Portfolio Company Investments by fair value, were: (1) Manufacturing (35.3%); (2) Health Care and Social Assistance (20.3%); and (3) Administrative and Support and Waste Management and Remediation Services (6.8%), totaling an aggregate of approximately 62.4% of our Portfolio Company Investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1—Financial Statements—Note 4.”
Structured Finance Securities
The following table summarizes the composition of our Structured Finance Securities as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$70,285	$61,196	$76,122	$64,301
Mezzanine debt	11,927	11,370	12,861	12,574
Total Structured Finance Securities	$82,212	$72,566	$88,983	$76,875
Number of Structured Finance Securities	15	15	18	18
Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital. As of June 30, 2025, the amortized cost and fair value of non-performing Structured Finance Securities were $2.4 million and $0.5 million, respectively.
During the six months ended June 30, 2025, we sold Structured Finance Securities for aggregate net proceeds of $8.5 million, resulting in an aggregate net realized loss of $5.7 million, of which $1.2 million was recognized during the six months ended June 30, 2025.

Investment Activity
The following is a summary of our investment activity for the three months ended June 30, 2025 and March 31, 2025, and the six months ended June 30, 2025 and 2024 (dollar amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Investments in debt and equity securities	$8,755	$4,635	$13,390	$12,347
Investments in Structured Finance Securities	3,752	5,776	9,528	—
Total investment purchases and originations	$12,507	$10,411	$22,918	$12,347

Proceeds from principal payments	$4,875	$3,290	$8,165	$20,904
Proceeds from investments sold or redeemed	15,276	3,137	18,413	3,673
Proceeds from distributions received from portfolio investments	3,430	3,504	6,934	8,118
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$23,581	$9,931	$33,512	$32,695
Risk Monitoring
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 4, 2025. The following table shows the classification of our debt investments, excluding Structured Finance Securities, by credit risk rating as of June 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	Debt Investments as of
	June 30, 2025			December 31, 2024
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	151,492	148,786	70.4	160,017	157,941	70.5
4 (Special Mention)	78,316	52,525	24.9	73,388	57,003	25.4
5 (Substandard)	14,113	8,341	3.9	14,113	7,159	3.2
6 (Doubtful)	4,491	1,677	0.8	4,491	2,102	0.9
7 (Loss)	—	—	—	—	—	—
	$248,412	$211,329	100.0%	$252,009	$224,205	100.0%
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

As of June 30, 2025
The following table shows the classification of our debt investments on non-accrual status (dollar amounts in thousands):

	June 30, 2025
	Amortized Cost	Fair Value
First lien debt	$32,527	$14,993
Second lien debt	6,584	166
Total	$39,111	$15,159
For the three and six months ended June 30, 2025, no new loans were placed on non-accrual status.
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

Comparison of the three months ended June 30, 2025 and March 31, 2025 and comparison of the six months ended June 30, 2025 and 2024
Consolidated operating results for the three months ended June 30, 2025 and March 31, 2025 and the six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Investment income
Interest income:
Cash interest income	$6,459	$6,381	$12,840	$16,148
PIK interest income	398	388	786	834
Net Loan Fee amortization	197	205	402	860
Accretion of interest income on CLO subordinated notes	2,919	2,925	5,844	3,876
Other interest income	46	69	115	529
Total interest income	10,019	9,968	19,987	22,247
Dividend income:
Cash dividends	10	11	21	2,458
PIK dividends	297	287	584	533
Total dividend income	307	298	605	2,991
Fee income:
Syndication fees	121	—	121	106
Prepayment and other fees	29	29	58	54
Total fee income	150	29	179	160
Total investment income	10,476	10,295	20,771	25,398
Total expenses	7,193	6,830	14,023	16,365
Net investment income	3,283	3,465	6,748	9,033
Net loss on investments	(12,914)	(10,752)	(23,666)	(7,754)
Net increase (decrease) in net assets resulting from operations	$(9,631)	$(7,287)	$(16,918)	$1,279
Investment Income
Comparison of the three months ended June 30, 2025 and March 31, 2025
For the three months ended June 30, 2025, total investment income increased to $10.5 million from $10.3 million in the prior quarter, primarily due to an increase in non-recurring fee income of $0.1 million.
For the three months ended June 30, 2025, interest income and dividend income increased by $0.1 million compared to the prior quarter, primarily attributable to one additional accrual day.
Fee income is primarily comprised of unused fees, prepayment fees and syndication fees that generally result from periodic transactions rather than from holding portfolio investments, and are considered non-recurring. We receive syndication fees on investments where OFS Advisor sources, structures, and arranges the lending group. For the three months ended June 30, 2025, we recognized syndication fee income of $0.1 million, compared to no syndication fees for the three months ended March 31, 2025.

Comparison of the six months ended June 30, 2025 and 2024
Total investment income for the six months ended June 30, 2025 decreased $4.6 million compared to the corresponding period in the prior year, primarily due to decreases in total dividend income of $2.4 million and total interest income of $2.3 million.
Expenses
Operating expenses for the three months ended June 30, 2025 and March 31, 2025, and the six months ended June 30, 2025 and 2024 are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Interest expense	$3,842	$3,858	$7,700	$8,689
Base management fee	1,479	1,549	3,028	3,001
Income Incentive Fee	821	330	1,151	2,258
Professional fees	403	436	839	828
Administration fee	382	394	776	847
Other expenses	266	263	529	742
Total expenses	$7,193	$6,830	$14,023	$16,365
Comparison of the three months ended June 30, 2025 and March 31, 2025
Interest expense for the three months ended June 30, 2025 remained stable compared to the prior quarter.
Income Incentive Fees for the three months ended June 30, 2025 increased $0.5 million compared to the prior quarter, primarily due to an increase in net investment income return on net assets in the current quarter.
Comparison of the six months ended June 30, 2025 and 2024
Interest expense for the six months ended June 30, 2025 decreased $1.0 million compared to the corresponding period in the prior year, primarily due to a decrease in the average outstanding debt balance from $273.1 million during the corresponding period in the prior year to $248.5 million during the current year.
Net realized and unrealized gain (loss) on investments
Net loss on investments, inclusive of realized and unrealized gains (losses), by investment type for the three months ended June 30, 2025 and March 31, 2025, and the six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Debt investments	$(2,204)	$(8,128)	$(10,332)	$(4,331)
Equity investments	(9,118)	(1,197)	(10,315)	(5,335)
Structured Finance Securities	(1,739)	(1,526)	(3,265)	2,113
Current/deferred income tax (expense) benefit	147	99	246	(201)
Total net loss on investments	$(12,914)	$(10,752)	$(23,666)	$(7,754)
Net gain (loss) on investments for the three months ended June 30, 2025 and March 31, 2025
Three months ended June 30, 2025
For the three months ended June 30, 2025, we recognized a net loss on investments of $12.9 million, primarily due to net unrealized depreciation of $7.8 million on our common equity investment in Pfanstiehl Holdings, Inc. and net unrealized depreciation of $2.0 million on our debt investments, of which $1.7 million related to our non-accrual debt investments.
Three months ended March 31, 2025
For the three months ended March 31, 2025, we recognized a net loss on investments of $10.8 million, primarily comprised of net losses of $8.1 million on our debt investments, of which $3.9 million related to non-accrual debt investments, and net losses of $1.5 million on our Structured Finance Securities.

Net gain (loss) on investments for the six months ended June 30, 2025 and 2024
Six months ended June 30, 2025
For the six months ended June 30, 2025, we recognized a net loss on investments of $23.7 million, comprised of net unrealized depreciation of $17.1 million and net realized losses of $6.8 million. The net unrealized depreciation during the period was primarily due to depreciation of $6.3 million on our common equity investment in Pfanstiehl Holdings, Inc. and $5.6 million on our non-accrual debt investments.
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
Liquidity and Capital Resources
As of June 30, 2025, we held cash and cash equivalents of $10.2 million, which included $2.7 million held by OFSCC-FS. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. During the six months ended June 30, 2025, the Parent received $4.9 million in cash distributions from OFSCC-FS.
As of June 30, 2025, we had an unused commitment of $25.0 million under our Banc of California Credit Facility, as well as an unused commitment of $86.6 million under our BNP Facility, both of which are subject to borrowing base requirements and other covenants. On June 18, 2025, OFSCC-FS executed an amendment to the BNP Facility to extend its reinvestment period to August 31, 2025, upon which the ability to access the unused commitment of the facility terminates. The BNP Facility is scheduled to mature on June 20, 2027. If we are unable to amend the BNP Facility to extend the reinvestment period or enter into a new credit facility, our short-term liquidity will be significantly reduced.
As of June 30, 2025, we had unfunded commitments of $16.1 million to ten portfolio companies.
As of June 30, 2025, the aggregate amount outstanding of the senior securities issued by us was $243.4 million, for which our asset coverage was 160%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

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

	Six Months Ended June 30,
	2025	2024
Cash from net investment income(1)	$6,036	$6,091
Net repayments and sales of portfolio investments(1)	12,195	16,472
Net cash provided by operating activities	18,231	22,563

Distributions paid to stockholders(2)	(9,111)	(9,111)
Net repayments under revolving lines of credit	(4,950)	(21,400)
Repayments of SBA debentures	—	(31,920)
Net cash used in financing activities	(14,061)	(62,431)
Net increase (decrease) in cash and cash equivalents	$4,170	$(39,868)
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
(2)    We currently estimate that a portion of our distributions for the year ending December 31, 2025 will be characterized as a tax return of capital. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year.
Cash from net investment income
For the six months ended June 30, 2025, cash from net investment income of $6.0 million remained stable compared to the six months ended June 30, 2024.
Net (purchases and originations) / repayments and sales of portfolio investments
During the six months ended June 30, 2025, net repayments and sales of portfolio investments of $12.2 million were primarily due to $36.9 million of cash we received from principal repayments, sales on our portfolio investments and the proceeds from distributions received from Structured Finance Securities, net of accretion of interest income on Structured Finance Securities, partially offset by $24.7 million of cash we used to purchase portfolio investments. During the six months ended June 30, 2024, net repayments and sales of portfolio investments of $16.5 million were primarily due to $28.8 million of cash we received from principal repayments, sales on our portfolio investments and the net proceeds from distributions received from Structured Finance Securities and accretion of interest income on Structured Finance Securities, partially offset by $12.3 million of cash we used to purchase portfolio investments. See “—Portfolio Composition and Investment Activity—Investment Activity.”

Borrowings
As of June 30, 2025, we had $243.4 million of outstanding debt with a weighted-average effective interest rate of 6.13%.
SBA Debentures
On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures totaling $31.9 million and, on April 17, 2024, surrendered its license to operate as a SBIC.
Banc of California Credit Facility
We are party to the BLA with Banc of California, as lender, to provide us with a senior secured revolving credit facility, or the Banc of California Credit Facility, which is available for general corporate purposes including investment funding and is scheduled to mature on February 28, 2026. The Banc of California Credit Facility currently bears interest at a variable Prime Rate plus a 0.25% margin, with a 5.00% floor, and an annual commitment fee of 0.50% based on the maximum principal amount of the facility. As of June 30, 2025, the effective interest rate on the Banc of California Credit Facility was 8.25%. The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance Securities and as otherwise specified in the BLA. The Banc of California Credit Facility is guaranteed by OFSCC-MB and secured by all of our and OFSCC-MB’s current and future assets, excluding assets held by OFSCC-FS and SBIC I LP and our partnership interests in SBIC I LP.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, a debt/worth ratio and a net loss restriction. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of June 30, 2025, we were in compliance in all material respects with the applicable covenants under the Banc of California Credit Facility.
As of June 30, 2025, we had no outstanding indebtedness and an unused commitment of $25.0 million under the Banc of California Credit Facility, subject to a borrowing base and other covenants.
Unsecured Notes
As of June 30, 2025 and December 31, 2024, we had $180.0 million in outstanding Unsecured Notes. The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all of our current and future unsecured indebtedness. Because the Unsecured Notes are not secured by any of our assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the Banc of California Credit Facility and BNP Facility.
In order to, among other things, reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase the Unsecured Notes for cash in open market purchases and/or privately negotiated transactions. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity, prospects for future access to capital, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. During the six months ended June 30, 2025, no outstanding Unsecured Notes were repurchased.
As of June 30, 2025, the Unsecured Notes had the following terms and balances (dollar amounts in thousands):

Unsecured Notes	Principal	Stated Interest Rate(1)	Effective Interest Rate(2)	Maturity(3)
Unsecured Notes Due February 2026	$125,000	4.75%	5.39%	February 10, 2026
Unsecured Notes Due October 2028	55,000	4.95	5.32	October 31, 2028
Total	$180,000
(1) The weighted-average fixed cash interest rate on the Unsecured Notes as of June 30, 2025 was 4.81%.
(2) The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.
(3) We may redeem the Unsecured Notes Due February 2026 in whole or in part at any time, or from time to time. We may be required to pay a “make-whole” premium on redemptions dated prior to November 10, 2025. We may redeem the Unsecured Notes Due October 2028 in whole or in part at any time.

Subsequent to June 30, 2025, we caused notices to be issued to the holders of the Unsecured Notes Due February 2026 regarding the exercise of our option to redeem in aggregate $94.0 million of the issued and outstanding Unsecured Notes Due
February 2026. See “—Recent Developments” for additional information.
Subsequent to June 30, 2025, we closed the public offering of $69.0 million aggregate principal amount of our Unsecured Notes Due July 2028. See “—Recent Developments” for additional information.
BNP Facility
On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provides for borrowings in an aggregate principal amount up to $150.0 million, of which $63.4 million was drawn as of June 30, 2025. Borrowings under the BNP Facility bear interest based on SOFR for the relevant interest period, plus an applicable spread (subject to an effective floor of 2.65%). The reinvestment period (and the ability to access the undrawn facility commitment) of the BNP Facility ends on August 31, 2025, unless extended. The BNP Facility is scheduled to mature on June 20, 2027. Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. As of June 30, 2025, we were in compliance in all material respects with the applicable covenants under the BNP Facility.
On June 18, 2025, OFSCC-FS executed an amendment to the BNP facility to extend the reinvestment period under the BNP Facility from June 20, 2025 to August 31, 2025.
As of June 30, 2025, the effective interest rate on the BNP Facility was 8.27% and the unused commitment under the facility was $86.6 million, subject to a borrowing base and other covenants.
On a stand-alone basis, as of June 30, 2025 and December 31, 2024, OFSCC-FS held approximately $137.8 million and $151.0 million in total assets, respectively, which accounted for approximately 35% and 35% of our consolidated total assets, respectively.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have, and may continue to, make opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. Investments in Structured Finance Securities are generally made in non-U.S. entities and therefore are generally deemed to be non-qualifying. As of June 30, 2025, approximately 80% of our investments were qualifying assets.
On May 3, 2018, our Board, including a required majority (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 3, 2019, our minimum required asset coverage ratio decreased from 200% to 150%.
On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ended May 22, 2020. On each of May 4, 2020 and May 3, 2022, our Board extended the Stock Repurchase Program for additional two-year periods. On April 30, 2024, our Board extended the Stock Repurchase Program for the two-year period ending on May 22, 2026. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchased in connection with the Stock Repurchase Program. During the six months ended June 30, 2025, we did not make any repurchases of common stock on the open market under the Stock Repurchase Program. As of June 30, 2025, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.
As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On July 30, 2025, our stockholders approved a proposal to authorize us, with approval of our Board, to sell or otherwise issue shares of our common stock (during a twelve-month period) at a price below our then-current net asset value per share in one or more offerings, subject to certain limitations (including that the cumulative number of shares sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale). We have not sold any shares below net asset value pursuant to the proposal approved by our stockholders.
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
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
As of June 30, 2025, we had $10.2 million of cash and cash equivalents, as well unused commitments of $25.0 million under our Banc of California Credit Facility and $86.6 million under our BNP Facility, respectively, to meet our short-term contractual obligations, subject to contractual requirements and regulatory asset coverage requirements. The stated unused commitments on our credit facilities are each subject to a borrowing base and other covenants. As of June 30, 2025, we had $16.1 million in unfunded commitments to fund portfolio investments that can be funded with our current cash or credit facilities.
On June 18, 2025, OFSCC-FS executed an amendment to the BNP facility to extend the reinvestment period of the BNP Facility from June 20, 2025 to August 31, 2025, upon which the ability to access the unused commitment of the facility terminates. The BNP Facility is scheduled to mature on June 20, 2027. If we are unable to amend the BNP Facility to extend the reinvestment period or enter into a new credit facility, our short-term liquidity will be significantly reduced.
Long-term contractual obligations, such as our BNP Facility that matures in 2027 and had $63.4 million outstanding as of June 30, 2025, could be repaid by selling OFSCC-FS portfolio investments that have a fair value of $134.1 million as of June 30, 2025. A portion of the OFSCC-FS portfolio includes broadly syndicated loans in larger portfolio companies that generally can be sold over a relatively short period to generate cash. As of June 30, 2025, the broadly syndicated loan investments in the OFSCC-FS portfolio totaled $27.2 million at fair value. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.
As of June 30, 2025, we had $180.0 million of outstanding Unsecured Notes, of which $125.0 million matures on February 10, 2026. The Unsecured Notes Due February 2026 can be repaid by issuing additional senior securities to refinance the debt. If we refinance the Unsecured Notes Due February 2026 by issuing additional senior securities, current market rates for similar debt are higher than the stated rate of 4.75% on the Unsecured Notes Due February 2026. On July 23, 2025, we closed the public offering of $69.0 million aggregate principal amount of our 7.50% Unsecured Notes Due July 2028, which included $9.0 million of aggregate principal amount related to the underwriters’ option to cover overallotments, and on each of July 11, 2025 and July 22, 2025, we caused notices to be issued to the holders of our Unsecured Notes Due February 2026 regarding the exercise of our option to redeem in August 2025 an aggregate $94.0 million of the issued and outstanding Unsecured Notes Due February 2026. See “—Recent Developments” for additional information.
As of June 30, 2025, approximately 23% of our outstanding debt matures in more than two years and 74% of our outstanding debt carries fixed interest rates and is unsecured. The issuance of $69.0 million of our Unsecured Notes Due July 2028 on July 23, 2025 extended our debt maturities.

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
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the balance sheet. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will meet these unfunded commitments by using our cash on hand or utilizing our available borrowing capacity under the Banc of California Credit Facility and BNP Facility.
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
Our Board maintains a variable dividend policy with the objective of distributing quarterly distributions in an amount not less than 90% of our taxable quarterly income or potential annual income for a particular year. In addition, during the year, we may pay a special dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. We may choose to retain a portion of our taxable income in any year and pay the 4% U.S. federal excise tax on the retained amounts. Distributions in excess of our current and accumulated ICTI would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. We currently estimate that a portion of our distributions for the year ending December 31, 2025 will be characterized as a tax return of capital. Return of capital distributions may permanently reduce our total net assets, and may require us to borrow funds or liquidate assets in order to cover the return of capital portion of the distribution. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our estimated ICTI for the full year and distributions paid for the full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to our stockholders.
Recent Developments
Redemption of Unsecured Notes Due 2026
On July 11, 2025, we caused notices to be issued to the holders of the Unsecured Notes Due February 2026 regarding the exercise of our option to redeem on August 11, 2025 $25.0 million of the issued and outstanding amount of such notes, plus accrued interest. On July 22, 2025, we caused notices to be issued to the holders of the Unsecured Notes Due February 2026 regarding the exercise of our option to redeem on August 21, 2025 $69.0 million of the issued and outstanding amount of such notes, plus accrued interest. The Unsecured Notes Due February 2026 will be redeemed at the greater of (a) 100% of the principal amount of the Unsecured Notes Due February 2026 to be redeemed, or (b) the sum of the present value of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to each respective redemption date) on the Unsecured Notes Due February 2026 to be redeemed, discounted to each respective redemption date on a semi-

annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable Treasury Rate plus 50 basis points.
Issuance of Unsecured Notes Due July 2028
On July 23, 2025, we closed the public offering of $69.0 million aggregate principal amount of our Unsecured Notes Due July 2028, which included $9.0 million of aggregate principal amount related to the underwriters’ option to cover overallotments. The estimated net proceeds to us from the Unsecured Notes Due July 2028, after deducting underwriting fees of $1.4 million and estimated offering expenses of $0.3 million, was approximately $67.3 million. The Unsecured Notes Due July 2028 bear interest at a stated rate of 7.50% and will mature on July 31, 2028. We may redeem the Unsecured Notes Due July 2028 in whole or in part at any time, or from time to time, on or after July 31, 2026.
Declaration of a Distribution
On July 29, 2025, our Board declared a distribution of $0.34 per share for the third quarter of 2025, payable on September 30, 2025 to stockholders of record as of September 19, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, interest rate and inflation rate changes, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, instability in the U.S. and international banking systems and the risk of recession or a shutdown of U.S. government services has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 4, 2025.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of most portfolio investments without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate significantly from period-to-period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the six months ended June 30, 2025 for more information relating to our investment valuation.
Interest Rate Risk
As of June 30, 2025, we held loans and mezzanine debt investments with an aggregate fair value of $202.0 million that bore interest at floating interest rates and contained interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. The aggregate 100 basis point reduction in the U.S. Federal Reserve target federal funds rate enacted from September 2024 through December 2024 has resulted in our variable rate debt investments generating less interest income. Changes in interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact our results of operations, cost of funding and the valuation of our investments. Additional reductions in interest rates would reduce our interest income, which could in turn decrease our net investment income if such decreases in base interest rates are not offset by other factors, such as increases in the spread over such base interest rates or decreases in our operating expenses.
Our Unsecured Notes bear interest at fixed rates, which may result in net interest margin compression in a period of falling rates. In addition, subsequent to June 30, 2025, we refinanced $69.0 million of our 4.75% Unsecured Notes due February 2026 with 7.50% Unsecured Notes due July 2028. The refinancing of this debt to a higher interest rate will result in net interest margin compression in future periods. As of June 30, 2025, our Banc of California Credit Facility and BNP Facility had floating interest rate provisions based on the applicable reference rates.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of June 30, 2025. As of June 30, 2025, 1-month and 3-month SOFR were 4.32% and 4.29%, respectively. Assuming that the interim and unaudited consolidated balance sheet as of June 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in interest rate indices (in thousands).

Basis point increase	Interest income	Interest expense	Net change
25	$375	$(133)	$242
50	748	(291)	457
75	1,121	(450)	671
100	1,494	(608)	886
125	1,867	(767)	1,100

Basis point decrease	Interest income	Interest expense	Net change
25	$(371)	$184	$(187)
50	(744)	343	(401)
75	(1,117)	501	(616)
100	(1,491)	660	(831)
125	(1,864)	818	(1,046)
Although we believe that the foregoing analysis is indicative of our net interest margin sensitivity to interest rate changes as of June 30, 2025, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase in net assets resulting from operations, or net income. The preceding table does not reflect the impact of the subsequent partial refinancing of our 4.75% Unsecured Notes due February 2026. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of June 30, 2025. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
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
On each of May 4, 2020 and May 3, 2022, our Board extended the Stock Repurchase Program for additional two-year periods. On April 30, 2024, the Board extended the Stock Repurchase Program for the two-year period ending May 22, 2026. Under the extended Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Company expects the Stock Repurchase Program to be in place through May 22, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company retires all shares of common stock that it purchases in connection with the Stock Repurchase Program. As of June 30, 2025, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.
During the three months ended June 30, 2025, the Company did not make any repurchases of its common stock on the open market under the Stock Repurchase Program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Price Range of Common Stock and Distributions
The Company’s common stock is traded on The Nasdaq Global Select Market under the symbol “OFS”. The following table lists the high and low intraday sale price for the Company’s common stock, NAV per share, and the cash distributions per share that were declared on its common stock for each fiscal quarter during the last two most recently completed fiscal years and each full fiscal quarter of the current fiscal year. The last reported sale price for our common stock on The Nasdaq Global Select Market on June 30, 2025 was $8.44 per share.

	NAV Per Share(1)	Price Range		Premium (Discount) of High Sales Price to NAV	Premium (Discount) of Low Sales Price to NAV	Cash Distribution per Share
Period		High	Low
Fiscal 2025
Second Quarter	$10.91	$9.52	$7.88	-12.7%	-27.8%	$0.34
First Quarter	$11.97	$9.80	$7.92	-18.1%	-33.8%	$0.34
Fiscal 2024
Fourth Quarter	$12.85	$8.98	$7.81	-30.1%	-39.2%	$0.34
Third Quarter	$11.29	$9.35	$7.75	-17.2%	-31.4%	$0.34
Second Quarter	$11.51	$10.14	$8.42	-11.9%	-26.8%	$0.34
First Quarter	$11.08	$12.07	$9.53	8.9%	-14.0%	$0.34
Fiscal 2023
Fourth Quarter	$12.09	$12.41	$9.69	2.6%	-19.9%	$0.34
Third Quarter	$12.74	$12.44	$9.51	-2.4%	-25.4%	$0.34
Second Quarter	$12.94	$11.01	$9.10	-14.9%	-29.7%	$0.33
First Quarter	$13.42	$10.92	$9.60	-18.6%	-28.5%	$0.33
(1)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

Item 6. Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q
3.1	Certificate of Incorporation of OFS Capital Corporation	Form N-2/A (333-166363)	March 18, 2011
3.2	Certificate of Correction to Certificate of Incorporation of OFS Capital Corporation	Form 10-K (814-00813)	March 26, 2013
3.3	Bylaws of OFS Capital Corporation	Form N-2/A (333-166363)	March 18, 2011
10.1
Third Amendment to the Revolving Credit and Security Agreement by and among OFSCC-FS, LLC, as borrower, the lenders from time to time party thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, as equityholder, OFS Capital Corporation, as servicer, Virtus Group, LP, as collateral administrator, and Citibank, N.A., as collateral agent, dated June 18, 2025
		Form 8-K (814-00813)	June 20, 2025
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.			*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			*

*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 31, 2025	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Kyle Spina
	Name:	Kyle Spina
	Title:	Chief Financial Officer