Form 10-Q
period 2025-09-30
OFS Capital Corp
filed 2025-10-31
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes  ☐     No  ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of October 28, 2025 was 13,398,078.

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

ASC	Accounting Standards Codification, as issued by the FASB
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Banc of California, as lender, which provides the Company with a senior secured revolving credit facility
BNP Facility	A secured revolving credit facility, as amended, that provided borrowings in an aggregate principal amount up to $80,000,000 during its reinvestment period, issued pursuant to a Revolving Credit and Security Agreement, as amended, by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator
Board	The Company’s board of directors
Banc of California Credit Facility	A senior secured revolving credit facility, as amended, with Banc of California (formerly known as Pacific Western Bank), as lender, that provides for borrowings to the Company in an aggregate principal amount up to $25,000,000
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
DRIP	Dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC, for which OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company, for which OFS Advisor serves as investment adviser
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Investment Advisers Act of 1940, as amended, focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor

Term	Explanation or Definition
OFSAM	Orchard First Source Asset Management, LLC, a subsidiary of OFSAM Holdings and a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSAM Holdings	Orchard First Source Asset Management Holdings, LLC, a holding company consisting of asset management businesses, including OFS Advisor, a registered investment adviser focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments, and OFS CLO Management, LLC, OFS CLO Management II, LLC and OFS CLO Management III, LLC, each a registered investment adviser focusing primarily on investments in broadly syndicated loans
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company
OFSCC-FS Assets	Assets held by the Company through OFSCC-FS
OFSCC-MB	OFSCC-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
OID	Original issue discount
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Securities
Prime Rate	United States Prime interest rate
RIC	Regulated investment company under the Code
SBA	United States Small Business Administration
SBIC	A fund licensed under the SBA Small Business Investment Company Program
SBIC I LP	OFS SBIC I, LP, a wholly owned subsidiary of the Company and former SBIC
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Securities Purchase Agreement	An agreement between the Company and an institutional accredited investor dated August 8, 2025 in which the Company sold, in a private placement, the Unsecured Note Due August 2029
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes and CLO loan accumulation facility securities
Unsecured Notes	The Unsecured Notes Due February 2026, the Unsecured Notes Due July 2028, the Unsecured Notes Due October 2028 and the Unsecured Note Due August 2029
Unsecured Notes Due February 2026	The Company’s $125.0 million aggregate principal amount of 4.75% notes due February 10, 2026, which were partially redeemed on August 11, 2025 and August 21, 2025
Unsecured Notes Due July 2028	The Company’s $69.0 million aggregate principal amount of 7.50% notes due July 31, 2028
Unsecured Notes Due October 2028	The Company’s $55.0 million aggregate principal amount of 4.95% notes due October 31, 2028
Unsecured Note Due August 2029	The Company’s $25.0 million principal amount 8.00% note due August 8, 2029

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
•the belief that the seniority of our debt investments in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, instability in the U.S. and international banking systems, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, the risk of recession or the impact of the prolonged shutdown of U.S. government services, and related market volatility on our business, our portfolio companies, our industry and the global economy;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 4, 2025 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, filed on May 2, 2025 and August 1, 2025, respectively. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities (unaudited)
(Dollar amounts in thousands, except per share data)

	September 30, 2025	December 31, 2024
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $328,892 and $352,089, respectively)	$275,437	$305,242
Affiliate investments (amortized cost of $15,143 and $11,458, respectively)	94,734	104,423
Total investments, at fair value (amortized cost of $344,035 and $363,547, respectively)	370,171	409,665
Cash and cash equivalents	5,008	6,068
Interest and dividends receivable	1,222	1,774
Receivable for investments sold	979	9,247
Prepaid expenses and other assets	770	1,369
Total assets	$378,150	$428,123

Liabilities
Revolving lines of credit	$59,200	$68,350
Unsecured Notes (net of deferred debt issuance costs of $3,123 and $1,688, respectively)	176,877	178,312
Interest payable	2,284	3,195
Payable to adviser and affiliates (Note 3)	2,672	3,145
Payable for investments purchased	—	1,802
Other liabilities	803	1,094
Total liabilities	$241,836	$255,898

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,398,078 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	134	134
Paid-in capital in excess of par	184,912	184,912
Total accumulated losses	(48,732)	(12,821)
Total net assets	136,314	172,225

Total liabilities and net assets	$378,150	$428,123

Number of common shares outstanding	13,398,078	13,398,078
Net asset value per share	$10.17	$12.85

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations (unaudited)
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income
Interest income:
Non-control/non-affiliate investments	$9,125	$10,264	$28,326	$31,677
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	419	349	1,205	1,183
Affiliate investments	351	279	935	812
Total payment-in-kind interest and dividend income	770	628	2,140	1,995
Dividend income:
Non-control/non-affiliate investments	221	11	242	32
Affiliate investments	273	—	273	2,437
Total dividend income	494	11	515	2,469
Fee income:
Non-control/non-affiliate investments	162	15	341	175
Total investment income	10,551	10,918	31,322	36,316
Expenses
Interest expense	4,542	4,022	12,242	12,711
Base management fee	1,410	1,472	4,438	4,473
Income Incentive Fee	607	901	1,758	3,159
Professional fees	388	391	1,227	1,219
Administration fee	387	337	1,163	1,184
Other expenses	277	192	806	934
Total expenses	7,611	7,315	21,634	23,680
Net investment income	2,940	3,603	9,688	12,636
Net realized and unrealized gain (loss) on investments
Net realized loss on non-control/non-affiliate investments	(4,647)	(3,221)	(11,425)	(8,106)
Net realized loss on affiliate investments	—	(7,885)	—	(6,506)
Income tax (expense) benefit on net realized gains on investments	1	(10)	1	(10)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	1,002	(1,794)	(6,609)	(1,681)
Net unrealized appreciation (depreciation) on affiliate investments	(3,851)	11,217	(13,374)	7,057
Deferred tax expense on net unrealized appreciation	(280)	(222)	(34)	(423)
Net loss on investments	(7,775)	(1,915)	(31,441)	(9,669)
Loss on extinguishment of debt	(492)	—	(492)	—
Net increase (decrease) in net assets resulting from operations	$(5,327)	$1,688	$(22,245)	$2,967

Net investment income per common share – basic and diluted	$0.22	$0.27	$0.72	$0.94
Net increase (decrease) in net assets resulting from operations per common share – basic and diluted	$(0.40)	$0.12	$(1.66)	$0.22
Distributions declared per common share	$0.34	$0.34	$1.02	$1.02
Basic and diluted weighted-average common shares outstanding	13,398,078	13,398,078	13,398,078	13,398,078
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total accumulated losses	Total net assets
	Number of shares	Par value	Number of shares	Par value
Balances at December 31, 2023	—	$—	13,398,078	$134	$184,841	$(22,971)	$162,004
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	12,636	12,636
Net realized loss on investments, net of taxes	—	—	—	—	—	(14,622)	(14,622)
Net unrealized appreciation on investments, net of deferred taxes	—	—	—	—	—	4,953	4,953
Dividends declared	—	—	—	—	—	(13,666)	(13,666)
Net decrease for the nine month period ended September 30, 2024	—	—	—	—	—	(10,699)	(10,699)
Balances at September 30, 2024	—	$—	13,398,078	$134	$184,841	$(33,670)	$151,305

Balances at June 30, 2024	—	$—	13,398,078	$134	$184,841	$(30,803)	$154,172
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	3,603	3,603
Net realized loss on investments, net of taxes	—	—	—	—	—	(11,116)	(11,116)
Net unrealized appreciation on investments, net of deferred taxes	—	—	—	—	—	9,201	9,201
Dividend declared	—	—	—	—	—	(4,555)	(4,555)
Net decrease for the three month period ended September 30, 2024	—	—	—	—	—	(2,867)	(2,867)
Balances at September 30, 2024	—	$—	13,398,078	$134	$184,841	$(33,670)	$151,305

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets (unaudited)
(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock		Paid-in capital in excess of par	Total accumulated losses	Total net assets
	Number of shares	Par value	Number of shares	Par value

Balances at December 31, 2024	—	$—	13,398,078	$134	$184,912	$(12,821)	$172,225
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	9,688	9,688
Net realized loss on investments, net of taxes	—	—	—	—	—	(11,424)	(11,424)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(20,017)	(20,017)
Loss on extinguishment of debt	—	—	—	—	—	(492)	(492)
Distributions declared	—	—	—	—	—	(13,666)	(13,666)
Net decrease for the nine month period ended September 30, 2025	—	—	—	—	—	(35,911)	(35,911)
Balances at September 30, 2025	—	$—	13,398,078	$134	$184,912	$(48,732)	$136,314

Balances at June 30, 2025	—	$—	13,398,078	$134	$184,912	$(38,850)	$146,196
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	2,940	2,940
Net realized loss on investments, net of taxes	—	—	—	—	—	(4,646)	(4,646)
Net unrealized depreciation on investments, net of taxes	—	—	—	—	—	(3,129)	(3,129)
Loss on extinguishment of debt	—	—	—	—	—	(492)	(492)
Distribution declared	—	—	—	—	—	(4,555)	(4,555)
Net decrease for the three month period ended September 30, 2025	—	—	—	—	—	(9,882)	(9,882)
Balances at September 30, 2025	—	$—	13,398,078	$134	$184,912	$(48,732)	$136,314

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(22,245)	$2,967
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized loss on investments, net of taxes	11,424	14,622
Loss on extinguishment of debt	492	—
Net unrealized (appreciation) depreciation on investments, net of deferred taxes	20,017	(4,953)
Amortization of Net Loan Fees	(705)	(1,296)
Amendment fees received	58	246
Payment-in-kind interest and dividend income	(2,140)	(1,995)
Accretion of interest income on Structured Finance Securities	(8,694)	(6,039)
Amortization of deferred debt issuance costs	1,172	1,035
Write-off of deferred offering costs	—	99
Amortization of intangible asset	—	69
Purchase and origination of portfolio investments	(41,004)	(60,748)
Proceeds from principal payments on portfolio investments	22,804	52,707
Proceeds from sale or redemption of portfolio investments	26,702	22,242
Proceeds from distributions received from portfolio investments	11,055	11,053
Changes in operating assets and liabilities:
Interest and dividend receivable	552	753
Receivable for investments sold	8,268	(795)
Interest payable	(911)	(1,973)
Payable to adviser and affiliates	(473)	(620)
Payable for investments purchased	(1,802)	14,680
Other assets and liabilities	(310)	(139)
Net cash provided by operating activities	24,260	41,915

Cash flows from financing activities
Distributions paid to common stockholders	(13,666)	(13,666)
Borrowings under revolving lines of credit	15,250	3,000
Repayments under revolving lines of credit	(24,400)	(24,400)
Proceeds from Unsecured Notes issuances, net of commissions and discounts	91,870	—
Redemptions of Unsecured Notes	(94,000)	—
Repayments of SBA debentures	—	(31,920)
Payment of deferred financing costs	(374)	—
Net cash used in financing activities	(25,320)	(66,986)
Net decrease in cash and cash equivalents	(1,060)	(25,071)
Cash and cash equivalents
Beginning of period	6,068	45,349
End of period	$5,008	$20,278

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$11,981	$13,550
Supplemental Disclosure of Non-Cash Activities:
Reclassification of deferred offering costs from the issuance of Unsecured Notes	52	—
See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (unaudited)
September 30, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
12 Interactive, LLC (D/B/A PerkSpot) (22)	Software Publishers
First Lien Debt		9.90%	SOFR+	5.75%	9/5/2025	9/5/2030	$4,279	$4,253	$4,253	3.1%
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	5.75%	9/5/2025	9/5/2030	—	(3)	(3)	—
First Lien Debt (Delayed Draw) (5)		n/m (18)	SOFR+	5.75%	9/5/2025	3/5/2027	—	(8)	(8)	—
							4,279	4,242	4,242	3.1
24 Seven Holdco, LLC (15)	Temporary Help Services
First Lien Debt		11.36%	SOFR+	7.13%	1/28/2022	11/16/2027	8,411	8,385	8,409	6.2

AIDC IntermediateCo 2, LLC (15)	Computer Systems Design Services
First Lien Debt		9.66%	SOFR+	5.50%	7/22/2022	7/22/2027	1,945	1,927	1,945	1.4
First Lien Debt		9.66%	SOFR+	5.50%	7/31/2023	7/22/2027	45	45	45	—
							1,990	1,972	1,990	1.4
Allen Media, LLC (15)	Cable and Other Subscription Programming
First Lien Debt		9.65%	SOFR+	5.50%	3/2/2021	2/10/2027	3,662	3,660	2,846	2.1

Associated Spring, LLC (15)	Spring Manufacturing
First Lien Debt		10.00%	SOFR+	5.75%	12/10/2024	4/4/2030	2,233	2,195	2,225	1.6
First Lien Debt (Delayed Draw) (5)		10.01%	SOFR+	5.75%	12/10/2024	4/4/2030	240	232	233	0.2
							2,473	2,427	2,458	1.8
Avison Young Inc. (15) (16)	Nonresidential Property Managers
First Lien Debt (11)		5.94% cash / 6.50% PIK	SOFR+	8.00%	11/25/2021	3/12/2029	1,643	1,643	1,276	0.9
First Lien Debt (6) (10) (11)		5.99% cash / 6.50% PIK	SOFR+	8.00%	11/25/2021	3/12/2029	550	452	18	—
Common Equity (1,185 Class B units) (10) (13)					3/12/2024			1,400	—	—
Preferred Equity (1,715 Class A units) 12.5% PIK (10) (13)					3/12/2024			1,269	—	—
							2,193	4,764	1,294	0.9
BayMark Health Services, Inc. (6) (15)	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		12.76%	SOFR+	8.50%	6/10/2021	6/11/2028	4,962	4,931	3,751	2.8
Second Lien Debt		12.76%	SOFR+	8.50%	6/10/2021	6/11/2028	3,988	3,961	3,015	2.2
							8,950	8,892	6,766	5.0

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
BCPE North Star US Holdco 2, Inc. (F/K/A Dessert Holdings)	Ice Cream and Frozen Dessert Manufacturing
Second Lien Debt		11.53%	SOFR+	7.25%	2/2/2022	6/8/2029	$2,544	$2,394	$2,519	1.8%

Boca Home Care Holdings, Inc. (20)	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		11.06%	SOFR+	6.50%	2/25/2022	2/25/2027	9,090	9,047	9,090	6.7
First Lien Debt (Revolver) (5)		11.07%	SOFR+	6.50%	2/25/2022	2/25/2027	387	382	387	0.3
Common Equity (1,290 Class A units) (10)					2/25/2022			1,290	733	0.5
Preferred Equity (3,446 Class A Units) 12.0% cash / 2.0% PIK					3/3/2023			345	363	0.3
							9,477	11,064	10,573	7.8
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt (15)		10.90%	SOFR+	6.75%	11/3/2023	12/30/2027	3,141	3,088	3,009	2.2
First Lien Debt (Revolver) (5)		10.90%	SOFR+	6.75%	11/3/2023	12/30/2027	112	107	99	0.1
							3,253	3,195	3,108	2.3
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)					3/27/2020			703	40	—

Envocore Holding, LLC (F/K/A LRI Holding, LLC) (19)	Electrical Contractors and Other Wiring Installation Contractors
First Lien Debt		7.50%	N/A		6/30/2017	12/31/2027	6,183	6,183	6,183	4.5
First Lien Debt (Revolver) (5)		n/m (18)	N/A		11/29/2021	12/31/2027	—	—	—	—
First Lien Debt (Secured Collateral) (21)		7.50%	N/A		1/10/2025		1,028	1,028	1,028	0.8
Second Lien Debt (6) (10)		10.00% PIK	N/A		6/30/2017	12/31/2028	9,351	6,584	3,196	2.3
Equity Participation Rights (10) (17)					12/31/2021			4,722	—	—
							16,562	18,517	10,407	7.6
Excelin Home Health, LLC	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	6,806	6,765	5,206	3.8

GGC Aerospace Topco L.P. (10)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units)					12/29/2017			450	—	—
Common Equity (40,984 Class B units)					12/29/2017			50	—	—
								500	—	—
GoTo Group (F/K/A LogMeIn, Inc.) (14) (15)	Data Processing, Hosting, and Related Services
First Lien Debt		9.22%	SOFR+	4.75%	3/26/2021	4/28/2028	929	929	793	0.6
First Lien Debt		9.22%	SOFR+	4.75%	3/26/2021	4/28/2028	1,283	1,282	432	0.3
							2,212	2,211	1,225	0.9

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Heritage Grocers Group, LLC. (F/K/A Tony's Fresh Market / Cardenas Markets) (14) (15)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		10.85%	SOFR+	6.75%	7/20/2022	8/1/2029	$8,931	$8,776	$7,642	5.6%

Honor HN Buyer Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		9.90%	SOFR+	5.75%	10/15/2021	10/15/2027	6,351	6,309	6,351	4.7
First Lien Debt (15)		9.90%	SOFR+	5.75%	10/15/2021	10/15/2027	4,016	3,984	4,016	2.9
First Lien Debt (Revolver) (5)		12.00%	Prime+	4.75%	10/15/2021	10/15/2027	95	90	95	0.1
First Lien Debt (15)		9.90%	SOFR+	5.75%	3/31/2023	10/15/2027	4,469	4,444	4,469	3.3
First Lien Debt (Delayed Draw) (5) (15)		n/m (18)	SOFR+	5.75%	10/15/2024	10/15/2026	—	(13)	—	—
							14,931	14,814	14,931	11.0
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		11.20%	SOFR+	6.75%	1/27/2022	3/2/2029	2,683	2,683	2,509	1.8

Inergex Holdings, LLC (20)	Other Computer Related Services
First Lien Debt		11.15%	SOFR+	7.00%	10/1/2018	10/1/2026	14,658	14,586	14,658	10.8
First Lien Debt (Revolver)		11.15%	SOFR+	7.00%	10/1/2018	10/1/2026	2,344	2,344	2,344	1.7
							17,002	16,930	17,002	12.5
JP Intermediate B, LLC	Drugs and Druggists' Sundries Merchant Wholesalers
First Lien Debt (11) (15)		9.50%	SOFR+	5.50%	1/14/2021	3/28/2031	1,499	1,499	1,474	1.1
Common Equity (12,663 units) (10)					9/30/2025			2,992	—	—
							1,499	4,491	1,474	1.1
Kreg LLC	Other Ambulatory Health Care Services
First Lien Debt (11) (15)		10.40% cash / 0.50% PIK	SOFR+	6.25%	12/20/2021	12/20/2026	17,338	17,308	16,731	12.3
First Lien Debt (Revolver) (5)		10.40%	SOFR+	6.25%	12/20/2021	12/20/2026	1,159	1,156	1,112	0.8
							18,497	18,464	17,843	13.1
Medrina LLC	All Other Outpatient Care Centers
First Lien Debt (15)		10.13%	SOFR+	6.00%	10/20/2023	10/20/2029	2,195	2,158	2,195	1.6
First Lien Debt (15)		10.22%	SOFR+	6.00%	10/20/2023	10/20/2029	368	364	368	0.3
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(5)	—	—
							2,563	2,517	2,563	1.9
Metasource, LLC (15)	All Other Business Support Services
First Lien Debt		10.51% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	2,730	2,708	2,611	1.9

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
One GI LLC	Offices of Other Holding Companies
First Lien Debt (15)		11.01%	SOFR+	6.75%	12/13/2021	12/22/2025	$7,300	$7,291	$6,846	5.0%
First Lien Debt (15)		11.01%	SOFR+	6.75%	12/13/2021	12/22/2025	3,847	3,842	3,609	2.6
First Lien Debt (Revolver)		11.01%	SOFR+	6.75%	12/13/2021	12/22/2025	1,444	1,443	1,355	1.0
							12,591	12,576	11,810	8.6
Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6)	Software Publishers
First Lien Debt		6.50%	N/A		3/13/2018	12/31/2026	16,648	14,113	7,775	5.7

PM Acquisition LLC	All Other General Merchandise Stores
Common Equity (499 units)					9/30/2017			499	1,406	1.0

PSB Group, LLC (20)	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)
First Lien Debt (15)		10.81%	SOFR+	6.50%	4/17/2025	4/17/2030	7,901	7,866	7,822	5.7
First Lien Debt (Revolver) (5)		10.66%	SOFR+	6.50%	4/17/2025	4/17/2030	406	401	395	0.3
							8,307	8,267	8,217	6.0
Redstone Holdco 2 LP (F/K/A RSA Security) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt (14)		9.32%	SOFR+	4.75%	4/16/2021	4/27/2028	1,715	1,711	900	0.7

RideNow Group, Inc. (F/K/A. RumbleOn, Inc.) (15) (16)	Other Industrial Machinery Manufacturing
First Lien Debt (11)		11.82% cash / 1.00% PIK	SOFR+	8.25%	8/31/2021	9/30/2027	2,400	2,374	2,271	1.7
First Lien Debt (11)		11.82% cash / 1.00% PIK	SOFR+	8.25%	8/31/2021	9/30/2027	724	719	685	0.5
Warrants (warrants to purchase up to $202,000 in common stock) (10)					8/31/2021	8/10/2030 (12)		200	29	—
							3,124	3,293	2,985	2.2
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018			—	1,124	0.8

Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (1,603 Series B units)					9/4/2020			160	1	—

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
First Lien Debt		7.91%	SOFR+	3.50%	3/25/2021	4/3/2028	$1,522	$1,516	$1,116	0.8%

SS Acquisition, LLC (20)	Sports and Recreation Instruction
First Lien Debt (15)		10.00%	SOFR+	6.00%	12/20/2024	12/20/2029	16,837	16,766	16,702	12.3
First Lien Debt (Revolver) (5)		10.00%	SOFR+	6.00%	12/20/2024	12/20/2029	500	492	486	0.4
							17,337	17,258	17,188	12.7
SSJA Bariatric Management LLC (10) (15) (20)	Offices of Physicians and Mental Health Specialists
First Lien Debt (6) (11)		9.70% PIK	SOFR+	5.25%	8/26/2019	10/31/2025	10,908	9,563	3,791	2.8
First Lien Debt (6) (11)		9.70% PIK	SOFR+	5.25%	12/31/2020	10/31/2025	1,179	1,033	410	0.3
First Lien Debt (6) (11)		9.70% PIK	SOFR+	5.25%	12/8/2021	10/31/2025	2,970	2,600	1,032	0.8
First Lien Debt (Revolver) (6) (11)		9.70% PIK	SOFR+	5.25%	8/26/2019	10/31/2025	304	266	106	0.1
Common Equity (867,591 Class F units) (13)					4/10/2024			—	—	—
							15,361	13,462	5,339	4.0
Staples, Inc. (14) (15)	Business to Business Electronic Markets
First Lien Debt		10.05%	SOFR+	5.75%	5/23/2024	9/4/2029	2,546	2,469	2,421	1.8

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt (15)		10.26% cash / 1.25% PIK	SOFR+	6.00%	10/14/2021	10/14/2027	14,397	14,327	12,799	9.4
First Lien Debt (Revolver) (5)		10.26%	SOFR+	6.00%	10/14/2021	10/14/2027	463	459	292	0.2
							14,860	14,786	13,091	9.6
TruGreen Limited Partnership	Landscaping Services
Second Lien Debt		13.07%	SOFR+	8.50%	5/13/2021	11/2/2028	4,500	4,559	4,275	3.1

United Biologics Holdings, LLC (10) (13)	Medical Laboratories
Preferred Equity (151,787 units)					4/16/2013			9	—	—

Wellful Inc. (F/K/A KNS Acquisition Corp.) (14) (15)	Electronic Shopping and Mail-Order Houses
First Lien Debt (11)		8.78% cash / 1.75% PIK	SOFR+	6.25%	4/16/2021	10/19/2030	4,372	4,372	3,954	2.9

Total Debt and Equity Investments - Non-control/Non-affiliate Investments							$244,531	$250,124	$209,260	153.5%

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Structured Finance Securities (16)
Apex Credit CLO 2020 Ltd. (7) (9)
Subordinated Notes		15.38%	N/A		11/16/2020	4/20/2035	$11,080	$9,259	$6,239	4.6%

Apex Credit CLO 2021 Ltd. (7) (9)
Subordinated Notes		14.09%	N/A		5/28/2021	7/18/2034	8,630	5,733	3,773	2.8

Apex Credit CLO 2022-1 Ltd. (7) (9)
Subordinated Notes		6.30%	N/A		4/28/2022	4/22/2033	10,726	7,809	4,829	3.5

Battalion CLO XI Ltd.
Mezzanine Debt - Class E		11.43%	SOFR+	6.85%	4/25/2022	4/24/2034	6,000	6,000	5,514	4.0

BlueMountain CLO XXXV Ltd. (7) (9)
Subordinated Notes		17.86%	N/A		10/30/2024	7/22/2035	7,800	5,905	4,853	3.6

Brightwood Capital MM CLO 2023-1, Ltd.
Mezzanine Debt - Class E		14.68%	SOFR+	10.36%	9/28/2023	10/15/2035	2,133	1,991	2,135	1.6
Subordinated Notes (7) (9)		14.10%	N/A		9/28/2023	10/15/2035	5,494	5,038	4,588	3.4
							7,627	7,029	6,723	5.0
Canyon CLO 2019-1, Ltd. (7) (9)
Subordinated Notes		23.64%	N/A		8/22/2024	7/15/2037	18,453	9,540	9,528	7.0

CBAMR 2017-1, Ltd. (7) (9)
Subordinated Notes		18.47%	N/A		8/12/2025	7/20/2030	5,100	1,856	1,811	1.3

ICG US CLO 2021-3, Ltd. (7) (9)
Subordinated Notes		29.94%	N/A		8/8/2024	10/20/2034	16,750	8,032	8,666	6.4

LCM 42 Ltd.(7) (9)
Subordinated Notes		21.26%	N/A		12/19/2024	1/15/2038	3,500	3,061	2,941	2.2

Madison Park Funding XXIX, Ltd. (7) (9)
Subordinated Notes		18.43%	N/A		12/22/2020	3/25/2038	10,971	5,323	4,523	3.3

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Trinitas CLO VIII, Ltd. (4) (7) (9) (10)
Subordinated Notes		0.00%	N/A		3/4/2021	7/20/2117	$5,200	$2,366	$398	0.3%

Venture 45 CLO, Limited
Mezzanine Debt - Class E		12.03%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,960	2,633	1.9

Voya CLO 2024-7, Ltd. (7) (9)
Subordinated Notes		17.48%	N/A		1/7/2025	1/20/2038	4,275	3,895	3,746	2.7

Total Structured Finance Securities							$119,112	$78,768	$66,177	48.6%

Total Non-control/Non-affiliate Investments							$363,643	$328,892	$275,437	202.1%
Affiliate Investments
Contract Datascan Holdings, Inc. (19)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares) 10% PIK					8/5/2015			$9,298	$9,844	7.2%
Preferred Equity (2,750 Series C shares) 14% PIK					8/21/2025			2,794	2,790	2.0
Common Equity (11,273 shares) (10)					6/28/2016			104	—	—
Warrants (warrants to purchase 224 Series A preferred equity shares) (10)					8/21/2025	8/20/2035 (12)		—	28	—
Warrants (warrants to purchase 1,946 shares of common equity) (10)					8/21/2025	8/20/2035 (12)		—	—	—
								12,196	12,662	9.2
DRS Imaging Services, LLC (10) (13) (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)					3/8/2018			1,135	2,119	1.6

Pfanstiehl Holdings, Inc. (8) (20)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)					1/1/2014			217	78,451	57.6

TalentSmart Holdings, LLC (10) (13) (20)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)					10/11/2019			1,595	1,502	1.1

Total Affiliate Investments								$15,143	$94,734	69.5%

Total Investments							$363,643	$344,035	$370,171	271.6%

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2025
(Dollar amounts in thousands)

(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)As of September 30, 2025, the Company held loans and mezzanine debt investments with an aggregate fair value of $192,458 of the total loan portfolio, that bore interest at a variable rate indexed to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect as of September 30, 2025. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(3)Unless otherwise noted in footnote 14, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.
(4)As of September 30, 2025, the effective accretable yield was estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security’s anticipated optional redemption, was less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions were recognized as reductions to amortized cost until such time, if and when occurring, a future aggregate amount of then-projected distributions exceeds the security’s then-current amortized cost.
(5)Subject to unfunded commitments. The Company considers undrawn amounts in the determination of fair value on revolving lines of credit and delayed draw term loans. See Note 6.
(6)Investment was on non-accrual status as of September 30, 2025, meaning the Company suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated note investments. CLO subordinated note positions are entitled to recurring distributions, which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.
(8)Portfolio company represents greater than 5% of total assets as of September 30, 2025.
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
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of September 30, 2025:

Portfolio Company	Investment Type	Maximum PIK Rate Allowed	Range of PIK Option	Range of Cash Option
Avison Young Inc.	First Lien Debt	6.50%	0% to 6.50%	5.94% to 12.44%
Avison Young Inc.	First Lien Debt	6.50%	0% to 6.50%	5.99% to 12.49%
JP Intermediate B, LLC	First Lien Debt	4.00%	0% to 4.00%	5.50% to 9.50%
Kreg LLC	First Lien Debt	0.50%	0% to 0.50%	10.40% to 10.90%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.00%	0% to 1.00%	11.82% to 12.82%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.00%	0% to 1.00%	11.82% to 12.82%
SSJA Bariatric Management LLC	First Lien Debt	9.70%	0% to 9.70%	0% to 9.70%
SSJA Bariatric Management LLC	First Lien Debt	9.70%	0% to 9.70%	0% to 9.70%
SSJA Bariatric Management LLC	First Lien Debt	9.70%	0% to 9.70%	0% to 9.70%
SSJA Bariatric Management LLC	First Lien Debt (Revolver)	9.70%	0% to 9.70%	0% to 9.70%
Wellful Inc. (F/K/A KNS Acquisition Corp.)	First Lien Debt	1.75%	0% to 1.75%	8.78% to 10.53%
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
(16)Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company’s assets immediately following the acquisition of any additional non-qualifying assets. As of September 30, 2025, approximately 81% of the Company's assets were qualifying assets.
(17)Equity participation rights issued by an unaffiliated third party fully covered with underlying positions in the portfolio company.

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments - Continued (unaudited)
September 30, 2025
(Dollar amounts in thousands)

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
(22)The Company has the right to receive certain information provided to the board of directors.

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

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
First Brands Group, LLC (14) (15)	Other Motor Vehicle Parts Manufacturing
First Lien Debt		9.85%	SOFR+	5.00%	8/23/2024	3/30/2027	$3,343	$3,300	$3,148	1.8%
First Lien Debt		9.85%	SOFR+	5.00%	8/26/2024	3/30/2027	1,632	1,614	1,533	0.9
							4,975	4,914	4,681	2.7
GGC Aerospace Topco L.P. (10)	Other Aircraft Parts and Auxiliary Equipment Manufacturing
Common Equity (368,852 Class A units)					12/29/2017			450	—	—
Common Equity (40,984 Class B units)					12/29/2017			50	—	—
								500	—	—
GoTo Group (F/K/A LogMeIn, Inc.) (14) (15)	Data Processing, Hosting, and Related Services
First Lien Debt		9.30%	SOFR+	4.75%	3/26/2021	4/28/2028	936	936	855	0.5
First Lien Debt		9.30%	SOFR+	4.75%	3/26/2021	4/28/2028	1,293	1,292	594	0.3
							2,229	2,228	1,449	0.9
Heritage Grocers Group, LLC. (F/K/A Tony's Fresh Market / Cardenas Markets) (14) (15)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		11.18%	SOFR+	6.75%	7/20/2022	8/1/2029	9,000	8,813	8,591	5.0

Honor HN Buyer Inc	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		10.23%	SOFR+	5.75%	10/15/2021	10/15/2027	6,400	6,341	6,400	3.7
First Lien Debt (15)		10.23%	SOFR+	5.75%	10/15/2021	10/15/2027	4,047	4,004	4,047	2.4
First Lien Debt (Revolver) (5)		12.25%	Prime+	4.75%	10/15/2021	10/15/2027	95	88	95	0.1
First Lien Debt (15)		10.23%	SOFR+	5.75%	3/31/2023	10/15/2027	4,503	4,469	4,503	2.6
First Lien Debt (Delayed Draw) (5) (15)		n/m (18)	SOFR+	5.75%	10/15/2024	10/15/2026	—	(22)	—	—
							15,045	14,880	15,045	8.8
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		11.47%	SOFR+	6.75%	1/27/2022	3/2/2029	2,683	2,683	2,683	1.6

Inergex Holdings, LLC (11) (19)	Other Computer Related Services
First Lien Debt		11.47% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	14,784	14,658	14,784	8.6
First Lien Debt (Revolver)		11.74% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	2,344	2,344	2,344	1.4
							17,128	17,002	17,128	10.0

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

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Redstone Holdco 2 LP (F/K/A RSA Security) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt (14)		9.60%	SOFR+	4.75%	4/16/2021	4/27/2028	$1,715	$1,710	$1,039	0.6%
Second Lien Debt		12.60%	SOFR+	7.75%	4/16/2021	4/27/2029	4,450	4,415	2,563	1.5
							6,165	6,125	3,602	2.1
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018			—	1,834	1.1

RideNow Group, Inc. (F/K/A RumbleOn, Inc.) (8) (15)	Other Industrial Machinery Manufacturing
First Lien Debt (11)		12.10% Cash / 1.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	2,609	2,549	2,476	1.4
First Lien Debt (11)		12.10% Cash / 1.50% PIK	SOFR+	8.75%	8/31/2021	8/31/2026	787	778	747	0.4
Warrants (warrants to purchase up to $218,000 in common stock) (10)					8/31/2021	8/14/2028 (12)		200	34	—
							3,396	3,527	3,257	1.8
Sentry Centers Holdings, LLC (10) (13)	Other Professional, Scientific, and Technical Services
Preferred Equity (1,603 Series B units)					9/4/2020			160	1	—

Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
First Lien Debt		7.96%	SOFR+	3.50%	3/25/2021	4/3/2028	1,785	1,776	1,605	0.9

SS Acquisition, LLC (19)	Sports and Recreation Instruction
First Lien Debt (15)		10.35%	SOFR+	6.00%	12/20/2024	12/20/2029	16,964	16,880	16,880	9.8
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.00%	12/20/2024	12/20/2029	—	(9)	(9)	—
							16,964	16,871	16,871	9.8
SSJA Bariatric Management LLC (10) (15) (19)	Offices of Physicians, Mental Health Specialists
First Lien Debt (6)		9.73%	SOFR+	5.25%	8/26/2019	4/30/2025	10,649	9,563	6,624	3.8
First Lien Debt (6)		9.73%	SOFR+	5.25%	12/31/2020	4/30/2025	1,151	1,033	716	0.4
First Lien Debt (6)		9.73%	SOFR+	5.25%	12/8/2021	4/30/2025	2,899	2,600	1,803	1.0
First Lien Debt (Revolver) (6)		9.73%	SOFR+	5.25%	8/26/2019	4/30/2025	297	266	185	0.1
Common Equity (867,591 Class F units) (13)					4/10/2024			—	—	—
							14,996	13,462	9,328	5.3

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

Portfolio Company	Investment Type	Maximum PIK Rate Allowed	Range of PIK Option	Range of Cash Option
Avison Young Inc.	First Lien Debt	6.50%	0% to 6.50%	6.15% to 12.65%
Avison Young Inc.	First Lien Debt	6.50%	0% to 6.50%	6.15% to 12.65%
Inergex Holdings, LLC	First Lien Debt	2.00%	0% to 2.00%	11.47% to 13.47%
Inergex Holdings, LLC	First Lien Debt (Revolver)	2.00%	0% to 2.00%	11.74% to 13.74%
Kreg LLC	First Lien Debt	2.50%	0% to 2.00%	8.73% to 10.73%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.50%	0% to 1.50%	12.10% to 13.60%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.50%	0% to 1.50%	12.10% to 13.60%
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
OFSCC-FS, an indirect wholly owned and consolidated subsidiary of the Company, is a special-purpose vehicle formed in April 2019 for the purpose of acquiring senior secured loan investments. OFSCC-FS has debt financing through its BNP Facility, which, as amended, provided OFSCC-FS with borrowing capacity of up to $80,000 during its reinvestment period, subject to a borrowing base and other covenants. The reinvestment period of the BNP Facility expired on September 30, 2025, after which the ability to access the unused commitment of the facility and make additional investments under the facility terminated. Additionally, principal proceeds from investments made under the facility received after the expiration of the reinvestment period will be applied to repay principal amounts outstanding under the BNP Facility.
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
The incentive fee has two parts. The first part of the incentive fee (the “Income Incentive Fee”) is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination and sourcing, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies, but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend and zero coupon securities), accrued income that the Company has not yet received in cash.
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
The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses, losses on extinguishment of debt, income taxes from realized capital gains and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gains Fee. Since inception through September 30, 2025, the Company has not made a Capital Gains Fee payment.
The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). As of September 30, 2025 and December 31, 2024, there were no accrued Capital Gains Fees.
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
Equity Ownership: As of September 30, 2025, affiliates of OFS Advisor held approximately 3,026,713 shares of common stock, which is approximately 22.6% of the Company’s outstanding shares of common stock.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three and nine months ended September 30, 2025 and 2024 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Base management fee	$1,410	$1,472	$4,438	$4,473
Income Incentive Fee	607	901	1,758	3,159
Administration fee	387	337	1,163	1,184
Distributions paid to affiliates	1,029	1,028	3,087	3,083
Note 4. Investments
As of September 30, 2025, the Company had loans to 33 portfolio companies, of which approximately 88% were first lien debt investments and 12% were second lien debt investments, at fair value. The Company also had equity investments in 16 portfolio companies and 14 investments in Structured Finance Securities. As of September 30, 2025, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$204,157	59.3%	149.8%	$181,093	48.9%	132.9%
Second lien debt investments	31,877	9.3	23.4	24,471	6.6	18.0
Preferred equity	13,876	4.0	10.2	12,997	3.5	9.5
Common equity, warrants and other(2)	15,357	4.5	11.3	85,433	23.1	62.7
Total debt and equity investments	265,267	77.1	194.7	303,994	82.1	223.1
Structured Finance Securities	78,768	22.9	57.8	66,177	17.9	48.5
Total investments	$344,035	100.0%	252.5%	$370,171	100.0%	271.6%
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $139,142 and $128,669, respectively. Includes secondary priority debt investments governed under a first lien credit agreement.
(2) Includes the Company’s investment in Pfanstiehl Holdings, Inc. See “Note 4—Portfolio Concentration” for additional information.
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. All international investments are denominated in U.S. dollars. As of September 30, 2025 and December 31, 2024, the Company’s investment portfolio was domiciled as follows:

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States	$260,503	$302,699	$269,856	$331,188
Canada(1)	4,764	1,295	4,708	1,602
Cayman Islands(1)(2)	71,739	59,454	82,059	70,237
Jersey(1)(2)	7,029	6,723	6,924	6,638
Total investments	$344,035	$370,171	$363,547	$409,665
(1) Represents non-qualifying assets under Section 55(a) of the 1940 Act.
(2) Investments domiciled in the Cayman Islands and Jersey represent certain Structured Finance Securities held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
As of September 30, 2025, the industry composition of the Company’s investment portfolio was as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$15,812	4.6%	11.6%	$15,295	4.2%	11.2%
Construction	20,033	5.7	14.8	11,523	3.1	8.5
Education Services	18,853	5.5	13.8	18,690	5.0	13.7
Finance and Insurance	3,195	0.9	2.3	3,108	0.8	2.3
Health Care and Social Assistance	75,987	22.1	55.8	63,221	17.1	46.4
Information	25,361	7.4	18.6	19,331	5.2	14.2
Management of Companies and Enterprises	12,576	3.7	9.2	11,810	3.2	8.7
Manufacturing	23,617	6.9	17.4	99,505	26.9	73.0
Professional, Scientific, and Technical Services	18,902	5.5	13.9	18,992	5.1	13.9
Public Administration	703	0.2	0.5	40	—	—
Real Estate and Rental and Leasing	25,227	7.3	18.5	22,173	6.0	16.3
Retail Trade	13,647	4.0	10.0	13,002	3.5	9.5
Wholesale Trade	11,354	3.3	8.3	7,304	2.0	5.4
Total debt and equity investments	$265,267	77.1%	194.7%	$303,994	82.1%	223.1%
Structured Finance Securities	78,768	22.9	57.8	66,177	17.9	48.5
Total investments	$344,035	100.0%	252.5%	$370,171	100.0%	271.6%
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
Non-Accrual Loans: Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments or until a restructuring occurs, and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment. For the three months ended September 30, 2025, loans to a portfolio company with an aggregate amortized cost and fair value of $8,892 and $6,766, respectively, were placed on non-accrual status. Additionally, during the three months ended September 30, 2025, a loan to a portfolio company on non-accrual status with an amortized cost and fair value of $4,491 and $1,474, respectively, was restructured in exchange for a combination of a new loan and equity in the portfolio company. Following the restructuring, the loan received in the exchange with an amortized cost and fair value of $1,499 and $1,474, respectively, was placed on accrual status. The aggregate amortized cost and fair value of loans on non-accrual status as of September 30, 2025 was $43,503 and $23,094, respectively, and as of December 31, 2024 was $39,124 and $20,803, respectively.
Portfolio Concentration: The following table presents the Company’s portfolio companies based on fair value that comprise greater than 10% of the Company’s total net assets as of September 30, 2025:

					Percentage of Total
Portfolio Company	Investment Type	Industry	Amortized Cost	Fair Value	Fair Value	Net Assets
Pfanstiehl Holdings, Inc.	Common Equity	Manufacturing	$217	$78,451	21.2%	57.6%
Kreg LLC(1)	First Lien Debt	Health Care and Social Assistance	18,464	17,843	4.8	13.1
SS Acquisition, LLC(1)	First Lien Debt	Education Services	17,258	17,188	4.6	12.6
Inergex Holdings, LLC	First Lien Debt	Professional, Scientific, and Technical Services	16,930	17,002	4.6	12.5
Honor HN Buyer Inc.(1)	First Lien Debt	Health Care and Social Assistance	14,814	14,931	4.0	11.0
(1) As of September 30, 2025, the Company had aggregate outstanding commitments of $7,128 to fund the portfolio companies’ undrawn revolver and delayed draw facilities.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
As of September 30, 2025, approximately 4.0% and 10.9% of the Company’s total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.

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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Transfers from Level 2 to Level 3	$2,519	$—	$—	$—
Transfers from Level 3 to Level 2	3,954	—	3,954	19,435
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
Due to the inherent uncertainty of determining the fair value of Level 3 investments, including the use of significant unobservable inputs, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded and incur a realized capital loss. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, instability in the U.S. and international banking systems, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, the risk of recession or the impact of the prolonged shutdown of U.S. government services, and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
investments are traded and can affect the fair value of the Company’s investments. The Company’s investments are also subject to interest rate risk. Changes in interest rates, including potential additional interest rate reductions enacted by the U.S. Federal Reserve, may impact the Company’s investment income, cost of funding and the valuation of its investment portfolio.
The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

Security	Level 1	Level 2	Level 3	Fair Value as of September 30, 2025
Debt investments	$—	$17,257	$188,307	$205,564
Equity investments	—	—	98,430	98,430
Structured Finance Securities	—	—	66,177	66,177
	$—	$17,257	$352,914	$370,171

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2024
Debt investments	$—	$21,837	$202,368	$224,205
Equity investments	—	—	108,585	108,585
Structured Finance Securities	—	—	76,875	76,875
	$—	$21,837	$387,828	$409,665

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables provides the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of September 30, 2025 and December 31, 2024. The Company may make changes to the valuation techniques, among techniques otherwise commonly utilized in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets. The tables are not intended to be all-inclusive and only present the most significant unobservable input(s) relevant to the valuation designee’s determination of fair value.

	Fair Value at September 30, 2025	Valuation technique	Unobservable inputs	Range (Weighted average)
Debt investments:
First lien	$124,686	Discounted cash flow	Discount rates	8.22% - 33.00% (11.92%)
	33,434	Market approach	EBITDA multiples	3.00x - 8.00x (5.99x)
	1,474	Market approach	Revenue multiples	0.35x - 0.35x (0.35x)
	4,242	Market approach	Transaction Price
Second lien	6,783	Discounted cash flow	Discount rates	12.17% - 15.49% (14.26%)
	9,963	Market approach	EBITDA multiples	5.00x - 10.00x (8.40x)
	5,206	Market approach	Revenue multiples	0.90x - 0.90x (0.90x)
	2,519	Market approach	Transaction Price

Structured Finance Securities(1):
Subordinated notes	55,497	Discounted cash flow	Discount rates	8.00% - 28.00% (17.67%)
			Constant default rate	2.00% - 3.00% (2.08%)
			Recovery rate	65.00% - 65.00% (65.00%)
	398	Market approach	Net asset value liquidation(2)
Mezzanine debt	10,282	Discounted cash flow	Discount margin	8.90% - 10.50% (9.61%)
			Constant default rate	2.00% - 3.00% (2.21%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	12,997	Market approach	EBITDA multiples	7.00x - 8.00x (7.97x)
Common equity, warrants and other	85,433	Market approach	EBITDA multiples	5.00x - 15.25x (12.77x)
	$352,914
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
The following tables present changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2025 and 2024:

		Nine Months Ended September 30, 2025
	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2024	$168,037	$34,331	$12,248	$96,337	$76,875	$387,828
Net realized loss on investments	(39)	(3,442)	—	—	(6,933)	(10,414)
Net unrealized appreciation (depreciation) on investments	(2,847)	576	(2,936)	(13,896)	(483)	(19,586)
Amortization of Net Loan Fees	359	196	—	—	86	641
Accretion of interest income on Structured Finance Securities	—	—	—	—	8,694	8,694
Capitalized PIK interest and dividends	355	850	935	—	—	2,140
Amendment fees received	(58)	—	—	—	—	(58)
Purchase and origination of portfolio investments	20,213	—	2,750	—	18,041	41,004
Proceeds from principal payments on portfolio investments	(8,612)	(7,061)	—	—	(7,000)	(22,673)
Sale and redemption of portfolio investments	(6,626)	(979)	—	—	(12,048)	(19,653)
Conversion from debt investments to equity investments	(2,992)	—	—	2,992	—	—
Proceeds from distributions received from portfolio investments	—	—	—	—	(11,055)	(11,055)
Transfers from Level 3 to Level 2	(3,954)	—	—	—	—	(3,954)
Level 3 assets, September 30, 2025	$163,836	$24,471	$12,997	$85,433	$66,177	$352,914

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
The net unrealized depreciation reported in the Company’s consolidated statements of operations for the nine months ended September 30, 2025 and 2024, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Nine Months Ended September 30,
	2025	2024
Debt investments	$(3,656)	$(6,223)
Equity investments	(16,833)	200
Structured Finance Securities	(5,859)	562
Net unrealized depreciation on investments held	$(26,348)	$(5,461)

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
The following table sets forth carrying values and fair values of the Company’s debt as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility(2)	$—	$—	$1,000	$1,000
BNP Facility	59,200	59,200	67,350	67,350
Unsecured Notes Due February 2026	30,923	30,729	124,097	121,326
Unsecured Notes Due July 2028	67,353	70,325	—	—
Unsecured Notes Due October 2028	54,369	51,436	54,215	49,698
Unsecured Note Due August 2029	24,232	25,269	—	—
Total debt	$236,077	$236,959	$246,662	$239,374
(1) Carrying value is calculated as the outstanding principal amount less unamortized deferred debt issuance costs.
(2) As of September 30, 2025, the Company had no outstanding indebtedness under the Banc of California Credit Facility.
The following tables present the fair value measurements of the Company's debt and the level within the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of September 30, 2025 and December 31, 2024:

	September 30, 2025
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$—	$—
BNP Facility	—	—	59,200	59,200
Unsecured Notes Due February 2026	—	—	30,729	30,729
Unsecured Notes Due July 2028	70,325	—	—	70,325
Unsecured Notes Due October 2028	51,436	—	—	51,436
Unsecured Note Due August 2029	—	—	25,269	25,269
Total debt, at fair value	$121,761	$—	$115,198	$236,959

	December 31, 2024
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$1,000	$1,000
BNP Facility	—	—	67,350	67,350
Unsecured Notes Due February 2026	—	—	121,326	121,326
Unsecured Notes Due October 2028	49,698	—	—	49,698
Total debt, at fair value	$49,698	$—	$189,676	$239,374
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 6. Commitments and Contingencies
The following table shows the Company’s outstanding commitments to fund investments to portfolio companies as of September 30, 2025:

Portfolio Company	Investment Type	Commitment
12 Interactive, LLC (D/B/A PerkSpot)	First Lien Debt (Revolver)	$660
12 Interactive, LLC (D/B/A PerkSpot)	First Lien Debt (Delayed Draw)	3,300
Associated Spring, LLC	First Lien Debt (Delayed Draw)	1,483
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	903
Clevertech Bidco, LLC	First Lien Debt (Revolver)	182
Envocore Holding, LLC (F/K/A LRI Holding, LLC)	First Lien Debt (Revolver)	2,569
Honor HN Buyer Inc.	First Lien Debt (Revolver)	664
Honor HN Buyer Inc.	First Lien Debt (Delayed Draw)	5,000
Kreg LLC	First Lien Debt (Revolver)	178
Medrina LLC	First Lien Debt (Revolver)	319
PSB Group, LLC	First Lien Debt (Revolver)	653
SS Acquisition, LLC	First Lien Debt (Revolver)	1,286
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	1,081
		$18,278
As of September 30, 2025, the Company had cash and cash equivalents of $5,008 and an unused commitment of $25,000 under its Banc of California Credit Facility, which is subject to the terms of the borrowing base and other covenants, to fund these outstanding commitments to portfolio companies.
Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2025.
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
For the three and nine months ended September 30, 2025 and 2024, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the SBA debentures were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stated interest expense	$—	$—	$—	$151
Amortization of debt issuance costs	—	—	—	20
Total interest and debt financing costs	$—	$—	$—	$171
Cash paid for interest expense	$—	$—	$—	$457
Effective interest rate	—%	—%	—%	3.26%
Average outstanding balance	$—	$—	$—	$6,990

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
BNP Facility: On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provided for borrowings in an aggregate principal amount up to $150,000 during its reinvestment period. On June 18, 2025, OFSCC-FS executed an amendment to the BNP Facility to extend the reinvestment period under the facility from June 20, 2025 to August 31, 2025. On August 25, 2025, OFSCC-FS executed an amendment to the BNP Facility to extend the reinvestment period under the facility from August 31, 2025 to September 30, 2025. The reinvestment period of the BNP Facility expired on September 30, 2025, after which the ability to access the unused commitment of the facility and make additional investments under the facility terminated. In connection with the expiration of the reinvestment period, and effective September 30, 2025, the Company is no longer subject to an unused commitment fee on the facility.
On August 20, 2025, OFSCC-FS elected, effective as of August 22, 2025, to reduce the maximum facility amount of the facility from $150,000 to $80,000. The reduction was made pursuant to the terms of the BNP Facility, which permits OFSCC-FS to voluntarily reduce the unused amount of the facility upon notice to the administrative agent and other applicable parties. The Company recognized a loss on extinguishment of debt of $147 related to the acceleration of deferred borrowing costs on the commitment reduction.
The BNP Facility is scheduled to mature on June 20, 2027 and bears interest at a variable rate of SOFR plus a variable margin (2.65% floor). As of September 30, 2025 and December 31, 2024, the BNP Facility had outstanding debt of $59,200 and $67,350, respectively. As of September 30, 2025, the unused commitment under the BNP Facility was $0, following the expiration of the reinvestment period on September 30, 2025. Additionally, principal proceeds from investments made under the facility received after the expiration of the reinvestment period will be applied to repay principal amounts outstanding under the BNP Facility.
On a stand-alone basis, as of September 30, 2025 and December 31, 2024, OFSCC-FS held $132,436 and $151,039 in total assets, respectively.
The BNP Facility is collateralized by all the assets held by OFSCC-FS. OFSCC-FS and the Company have each made customary representations and warranties and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
For the three and nine months ended September 30, 2025 and 2024, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the BNP Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stated interest expense(1)	$1,205	$1,486	$3,752	$4,932
Amortization of debt issuance costs	75	95	266	285
Total interest and debt financing costs	$1,280	$1,581	$4,018	$5,217
Cash paid for interest expense	$1,235	$1,511	$3,815	$5,114
Effective interest rate	8.14%	9.15%	8.25%	8.91%
Average outstanding balance	$62,418	$69,100	$65,084	$78,053
(1) Stated interest expense includes unused fees.
Banc of California Credit Facility: On March 7, 2018, the Company entered into the Banc of California Credit Facility. The Banc of California Credit Facility currently bears interest at a variable rate of the Prime Rate plus a 0.25% margin, with a 5.00% floor, and includes an annual commitment fee of 0.50% of the maximum commitment amount of $25,000. The Banc of California Credit Facility is scheduled to mature on February 28, 2026.
The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance Securities and non-performing loans, and as otherwise specified in the BLA. The Banc of California Credit Facility is guaranteed by OFSCC-MB and secured by all of our and OFSCC-MB’s current and future assets, excluding assets held by OFSCC-FS and SBIC I LP, and the Company’s partnership interests in SBIC I LP. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.
As of September 30, 2025 and December 31, 2024, the Company had $0 and $1,000, respectively, of outstanding debt under the Banc of California Credit Facility. As of September 30, 2025, the unused commitment under the Banc of California Credit Facility was $25,000, subject to the terms of the borrowing base and other covenants.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
For the three and nine months ended September 30, 2025 and 2024, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stated interest expense	$—	$—	$80	$—
Amortization of debt issuance costs	32	31	95	94
Total interest and debt financing costs	$32	$31	$175	$94
Cash paid for interest expense	$—	$—	$83	$—
Effective interest rate(1)	n/m	n/m	n/m	n/m
Average outstanding balance	$—	$—	$1,364	$—
(1) Not meaningful due to a minimal average outstanding balance relative to the size of the total commitment and the amount of commitment fees incurred during the periods.
Unsecured Notes: As of September 30, 2025 and December 31, 2024, the Company had $180,000 of outstanding Unsecured Notes.
Unsecured Notes Due February 2026: On February 10, 2021 and March 18, 2021, the Company issued $125,000 in aggregate principal of unsecured notes. The Unsecured Notes Due February 2026 bear interest at a rate of 4.75% per year payable semi-annually and mature on February 10, 2026. The Company may redeem the Unsecured Notes Due February 2026 in whole or in part at any time.
On July 11, 2025, the Company issued notices to the holders of the Unsecured Notes Due February 2026 regarding the exercise of its option to redeem on August 11, 2025 $25,000 of the issued and outstanding amount of such notes, plus accrued interest of $3 and a make-whole premium payment of $4. The Company recognized a loss on extinguishment of debt of $86 related to the acceleration of unamortized deferred debt issuance costs and make-whole premium payment on the redeemed notes.
On July 22, 2025, the Company issued notices to the holders of the Unsecured Notes Due February 2026 regarding the exercise of its option to redeem on August 21, 2025 $69,000 of the issued and outstanding amount of such notes, plus accrued interest of $100 and a make-whole premium payment of $32. The Company recognized a loss on extinguishment of debt of $224 related to the acceleration of unamortized deferred debt issuance costs and make-whole premium payment on the redeemed notes.
As of September 30, 2025, the Company had $31,000 of outstanding Unsecured Notes Due February 2026.
Unsecured Notes Due October 2028 (Nasdaq: OFSSH): On October 28, 2021 and November 1, 2021, the Company issued $55,000 in aggregate principal of unsecured notes. The Unsecured Notes Due October 2028 bear interest at a rate of 4.95% per year payable semi-annually and mature on October 31, 2028. The Company may redeem the Unsecured Notes Due October 2028 in whole or in part at any time.
Unsecured Notes Due July 2028 (Nasdaq: OFSSO): On July 23, 2025, the Company closed the public offering of $69,000 aggregate principal amount of its Unsecured Notes Due July 2028, which included $9,000 of aggregate principal amount related to the underwriters’ option to cover overallotments. The net proceeds to the Company from the Unsecured Notes Due July 2028, after deducting underwriting fees of $1,380 and offering expenses of $326, was $67,294. The Unsecured Notes Due July 2028 bear interest at a stated rate of 7.50% and will mature on July 31, 2028. The Company may redeem the Unsecured Notes Due July 2028 in whole or in part at any time, or from time to time, on or after July 31, 2026.
The indenture governing the Unsecured Notes Due February 2026, July 2028 and October 2028 contains certain covenants, including: (i) prohibiting additional borrowings, including through the issuance of additional debt securities, unless the Company's asset coverage, as defined in the 1940 Act, after giving effect to any exemptive relief granted to the Company by the SEC, equals at least 150% after such borrowings; and (ii) prohibiting (a) the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or (b) the purchase of any capital stock unless the Company’s asset coverage, as defined in the 1940 Act, is at least 150% at the time of such capital transaction and after deducting the amount of such transaction.
Unsecured Note Due August 2029: On August 8, 2025, the Company entered into the Securities Purchase Agreement, pursuant to which the Company sold in a private placement a $25,000 principal amount Unsecured Note Due August 2029. The net proceeds to the Company from the Unsecured Note Due August 2029, after deducting discounts of $750 and offering expenses of $48, was $24,202. The Unsecured Note Due August 2029 bears interest at a stated rate of 8.00% and will mature on August

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
8, 2029. The Company may redeem the Unsecured Note Due August 2029 in whole or in part at any time. The Securities Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act and minimum asset coverage ratio.
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
For the three and nine months ended September 30, 2025 and 2024, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stated interest expense	$2,908	$2,165	$7,238	$6,495
Amortization of debt issuance costs	322	245	811	734
Total interest and debt financing costs	$3,230	$2,410	$8,049	$7,229
Cash paid for interest expense	$3,753	$3,649	$8,083	$7,979
Effective interest rate	6.17%	5.35%	5.68%	5.35%
Average outstanding balance	$207,815	$180,000	$189,374	$180,000
The following table shows the scheduled maturities of the principal balances of the Company’s outstanding borrowings as of September 30, 2025:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Banc of California Credit Facility	$—	$—	$—	$—	$—
Unsecured Notes	180,000	31,000	69,000	80,000	—
BNP Facility	59,200	—	59,200	—	—
Total	$239,200	$31,000	$128,200	$80,000	$—
For the three and nine months ended September 30, 2025 and 2024, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average dollar borrowings	$270,233	$249,100	$255,822	$265,043
Weighted average effective interest rate	6.67%	6.46%	6.40%	6.39%

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 8. Financial Highlights
The following is a schedule of financial highlights for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Per share operating performance:
Net asset value per share at beginning of period	$10.91	$11.51	$12.85	$12.09
Net investment income(1)	0.22	0.27	0.72	0.94
Net realized loss on investments, net of taxes(1)	(0.35)	(0.83)	(0.85)	(1.09)
Net unrealized appreciation (depreciation) on investments, net of deferred taxes(1)	(0.23)	0.68	(1.49)	0.37
Loss on extinguishment of debt(1)	(0.04)	—	(0.04)	—
Total income (loss) from operations	(0.40)	0.12	(1.66)	0.22
Distributions declared	(0.34)	(0.34)	(1.02)	(1.02)
Net asset value per share at end of period	$10.17	$11.29	$10.17	$11.29

Per share market value, end of period	$7.69	$8.45	$7.69	$8.45
Total return based on market value(2)(3)	(4.9)%	(0.9)%	7.2%	(19.3)%
Total return based on net asset value(3)(4)	(2.7)%	2.0%	(11.0)%	4.3%
Shares outstanding at end of period	13,398,078	13,398,078	13,398,078	13,398,078
Weighted average shares outstanding	13,398,078	13,398,078	13,398,078	13,398,078
Ratio/Supplemental Data (dollar amounts in thousands)
Average net asset value(5)	$141,255	$152,739	$153,780	$153,970
Net asset value at end of period	$136,314	$151,305	$136,314	$151,305
Net investment income	$2,940	$3,603	$9,688	$12,636
Ratio of total expenses to average net assets(6)	21.6%	19.2%	18.8%	20.5%
Ratio of total expenses and loss on extinguishment of debt to average net assets(6)(8)	21.9%	19.2%	19.1%	20.5%
Ratio of net investment income to average net assets(6)	8.3%	9.4%	8.4%	10.9%
Ratio of loss on extinguishment of debt to average net assets(3)	0.3%	0.0%	0.3%	0.0%
Portfolio turnover(7)	4.8%	12.2%	10.5%	15.1%
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
(8)Calculated as total expenses (annualized) plus the loss on extinguishment of debt, divided by average net assets.

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
The following table summarizes distributions declared and paid for the nine months ended September 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution
Nine Months Ended September 30, 2025
February 26, 2025	March 21, 2025	March 31, 2025	$0.34	$4,555	(1)
April 29, 2025	June 20, 2025	June 30, 2025	0.34	4,556	(1)
July 29, 2025	September 19, 2025	September 30, 2025	0.34	4,555	(1)
			$1.02	$13,666

Nine Months Ended September 30, 2024
February 28, 2024	March 18, 2024	March 28, 2024	$0.34	$4,555	(1)
April 30, 2024	June 18, 2024	June 28, 2024	0.34	4,556	(1)
July 30, 2024	September 20, 2024	September 30, 2024	0.34	4,555	(1)
			$1.02	$13,666
(1) During the nine months ended September 30, 2025 and 2024, the Company directed the DRIP plan administrator to purchase shares on the open market in order to satisfy the obligation to deliver shares of common stock. Accordingly, the Company purchased shares to satisfy the DRIP obligation as follows:

	Number of Shares Purchased	Average Price Paid Per Share	Total Amount Paid
Nine Months Ended September 30, 2025
January 1, 2025 through March 31, 2025	8,570	$9.35	$80
April 1, 2025 through June 30, 2025	9,509	8.61	82
July 1, 2025 through September 30, 2025	11,573	7.72	89

Nine Months Ended September 30, 2024
January 1, 2024 through March 31, 2024	8,530	$10.04	$86
April 1, 2024 through June 30, 2024	9,092	8.85	80
July 1, 2024 through September 30, 2024	10,568	8.45	89
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
During the nine months ended September 30, 2025 and 2024, no shares of common stock were repurchased under the Stock Repurchase Program.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 10. Consolidated Schedule of Investments In and Advances To Affiliates

		Nine Months Ended September 30, 2025
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/(Depreciation)	Interest	Dividends	Fees	Total Income (2)	December 31, 2024, Fair Value	Gross Additions (3)	Gross Reductions (4)	September 30, 2025, Fair Value (5)
Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity (7)	$—	$(2,937)	$—	$891	$—	$891	$11,890	$891	$(2,937)	$9,844
	Preferred Equity (7)	—	(4)	—	44	—	44	—	2,794	(4)	2,790
	Common Equity (6)	—	(441)	—	—	—	—	441	—	(441)	—
	Warrants (6)	—	28	—	—	—	—	—	28	—	28
	Warrants (6)	—	—	—	—	—	—	—	—	—	—
		—	(3,354)	—	935	—	935	12,331	3,713	(3,382)	12,662

DRS Imaging Services, LLC	Common Equity (6)	—	929	—	—	—	—	1,190	929	—	2,119

Pfanstiehl Holdings, Inc	Common Equity	—	(10,847)	—	273	—	273	89,298	—	(10,847)	78,451

TalentSmart Holdings, LLC	Common Equity (6)	—	(102)	—	—	—	—	1,604	—	(102)	1,502

Total Affiliate Investments		$—	$(13,374)	$—	$1,208	$—	$1,208	$104,423	$4,642	$(14,331)	$94,734
(1)Principal balance, interest rate and maturity of debt investments, and ownership detail for equity investments are presented in the consolidated schedule of investments. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Represents the total amount of interest, fees or dividends included in income for the nine months ended September 30, 2025.
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollar amounts in thousands, except per share data)
Note 11. Subsequent Events
Distribution Declaration
On October 28, 2025, the Board declared a distribution of $0.17 per share for the fourth quarter of 2025, payable on December 31, 2025 to stockholders of record as of December 19, 2025.

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
Overview
Key performance metrics per common share are presented below:

	September 30, 2025	June 30, 2025
Net asset value	$10.17	$10.91

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Net investment income	$0.22	$0.25	$0.72	$0.94
Net increase (decrease) in net assets resulting from operations	(0.40)	(0.72)	(1.66)	0.22
Distributions paid	0.34	0.34	1.02	1.02
Our NAV per common share decreased from $10.91 at June 30, 2025 to $10.17 at September 30, 2025, primarily due to a net loss on investments of $0.58 per common share and our quarterly distribution of $0.34 per common share exceeding our quarterly net investment income of $0.22 per common share.
For the quarter ended September 30, 2025, total investment income increased from $10.5 million in the prior quarter to $10.6 million, primarily due to non-recurring interest and dividend income. See “—Results of Operations” for additional information.
Our total outstanding debt decreased from $243.4 million at June 30, 2025 to $239.2 million at September 30, 2025. For the quarter ended September 30, 2025, our weighted-average debt interest costs increased to 6.67% compared to 6.21% for the quarter ended June 30, 2025. The increase in our weighted-average debt interest costs was primarily due to refinancing a portion of the 4.75% Unsecured Notes Due February 2026 by issuing $69.0 million of 7.50% Unsecured Notes Due July 2028 and a $25.0 million 8.00% Unsecured Note Due August 2029 and using the proceeds from these issuances to redeem $94.0 million of 4.75% Unsecured Notes Due February 2026. See “—Results of Operations” and “—Liquidity and Capital Resources” for additional information.
For the quarter ended September 30, 2025, we recognized a net loss on investments of $7.8 million due to a net realized loss of $4.6 million and net unrealized depreciation, net of taxes, of $3.1 million. For the quarter ended September 30, 2025, our net realized loss of $4.6 million was primarily due to a net realized loss of $3.4 million related to the sale of a debt investment, resulting in a current quarter impact to our NAV of $1.1 million. For the quarter ended September 30, 2025, our net unrealized depreciation of $3.1 million, net of taxes, was primarily attributable to net unrealized depreciation of $4.5 million on our common equity investment in Pfanstiehl Holdings, Inc. As of September 30, 2025, we had non-accrual loans with an aggregate fair value of $23.1 million, or 6.2% of our total investments at fair value. See “—Portfolio Composition and Investment Activity” for additional information.
As of September 30, 2025, our asset coverage ratio of 157% exceeded the minimum asset coverage requirement of 150% under the 1940 Act, and we remained in compliance with all applicable covenants under our Banc of California Credit Facility and the Unsecured Notes. As of September 30, 2025, we had an unused commitment of $25.0 million under our Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants. As of September 30, 2025, we had unfunded commitments of $18.3 million to 11 portfolio companies. See “—Liquidity and Capital Resources” for additional information.
As of September 30, 2025, OFSCC-FS was not in compliance with certain provisions under the BNP Facility, specifically, the: (i) restriction on sales of collateral loans in circumstances where such sales would result in the failure of a coverage test; and (ii) related requirement to maintain the minimum over-collateralization ratio. On October 28, 2025, OFSCC-FS entered into a waiver agreement with the administrative agent and the required lenders, pursuant to which the events of default arising from these breaches were waived.
On October 28, 2025, the Board declared a distribution of $0.17 per share for the fourth quarter of 2025, payable on December 31, 2025 to stockholders of record as of December 19, 2025.

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
The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of estimated values for all investments as of September 30, 2025 (dollar amounts in thousands):

Investment Type	Fair Value at September 30, 2025	Range of Fair Value(1)
		Low-end	High-end
Debt investments:
First lien	$181,093	$176,469	$185,776
Second lien	24,471	22,389	26,553

Structured Finance Securities:
Subordinated notes	55,895	52,720	59,070
Mezzanine debt	10,282	10,085	10,477

Equity investments:
Preferred equity	12,997	10,951	14,866
Common equity, warrants and other	85,433	78,745	92,146
	$370,171	$351,359	$388,888
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
Portfolio Composition and Investment Activity
Portfolio Composition
As of September 30, 2025, the fair value of our debt investment portfolio totaled $205.6 million in 33 portfolio companies, of which approximately 88% and 12% were first lien and second lien debt investments, respectively. We also had equity investments in 16 portfolio companies with a fair value of approximately $98.4 million and 14 investments in Structured Finance Securities with a fair value of $66.2 million. As of September 30, 2025, we had unfunded commitments of $18.3 million to 11 portfolio companies. Set forth in the tables and charts below is selected information with respect to our portfolio as of September 30, 2025 and December 31, 2024.

The following table presents our ten largest investments by issuer based on fair value as of September 30, 2025 (dollar amounts in thousands):

Issuer Name	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value	% of Net Assets, at Fair Value
Pfanstiehl Holdings, Inc.	Equity	$217	$78,451	21.2%	57.6%
Kreg LLC	Debt	18,464	17,843	4.8	13.1
SS Acquisition, LLC	Debt	17,258	17,188	4.6	12.7
Inergex Holdings, LLC	Debt	16,930	17,002	4.6	12.5
Honor HN Buyer Inc.	Debt	14,814	14,931	4.0	11.0
Tolemar Acquisition, Inc.	Debt	14,786	13,091	3.5	9.6
Contract Datascan Holdings, Inc.	Equity	12,196	12,662	3.4	9.2
One GI LLC	Debt	12,576	11,810	3.2	8.6
Boca Home Care Holdings, Inc.	Debt and Equity	11,064	10,573	2.9	7.8
Envocore Holding, LLC (F/K/A LRI Holding, LLC)	Debt and Equity	18,517	10,407	2.8	7.6
Total		$136,822	$203,958	55.0%	149.7%
As of September 30, 2025, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 21.2% and 57.6% of our total portfolio at fair value and our total net assets, respectively. The value of this investment is substantially comprised of unrealized appreciation of $78.2 million. The valuation’s unobservable inputs incorporate discounts for the minority-interest and illiquid nature of the security; however, the valuation, in accordance with fair value concepts, does not directly factor in inputs related to a potential forced sale or non-orderly transaction that could be executed in the future, and that may be specific to the entity’s objectives, and are not representative of market-participant assumptions that would otherwise be utilized in an orderly transaction.
As of September 30, 2025, approximately 4.0% and 10.9% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
A deterioration or improvement in the operating performance of these portfolio investments, or other factors underlying the valuation of these investments, could have a material impact on our NAV.
Portfolio Yields
The following table presents weighted-average yield metrics for our portfolio as of September 30, 2025 and June 30, 2025:

	For the Three Months Ended
	September 30, 2025	June 30, 2025
Weighted-average performing income yield(1):
Debt investments	11.8%	12.5%
Structured Finance Securities	17.0%	16.4%
Interest-bearing investments	13.3%	13.6%

Weighted-average realized yield(2):
Interest-bearing investments	11.5%	11.9%
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
For the three months ended September 30, 2025, the weighted-average performing income yield on interest-bearing investments decreased to 13.3% from 13.6% during the prior quarter. This decrease is primarily attributable to a 72 basis point decrease in the performing income yield on our debt investments, which was primarily due to the net impact of non-accrual activity during the quarter. As of September 30, 2025, 89% of our total loan portfolio, at fair value, consisted of variable rate investments, generally indexed to SOFR. See additional information under “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.
Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels.
Portfolio Company Investments
The following table summarizes the composition of our Portfolio Company Investments as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$204,157	$181,093	$209,696	$189,874
Second lien debt investments	31,877	24,471	42,313	34,331
Preferred equity	13,876	12,997	10,190	12,248
Common equity, warrants and other	15,357	85,433	12,365	96,337
Total Portfolio Company Investments	$265,267	$303,994	$274,564	$332,790
Number of portfolio companies	43	43	46	46
(1) As of September 30, 2025 and December 31, 2024, first lien debt investments include unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $139.1 million and $128.7 million, respectively, and $128.1 million and $119.2 million, respectively.
As of September 30, 2025, 100% of our loan portfolio and 56% of our total portfolio consisted of first lien and second lien loans, based on fair value.
As of September 30, 2025, the three largest industries of our Portfolio Company Investments by fair value, were: (1) Manufacturing (32.6%); (2) Health Care and Social Assistance (20.8%); and (3) Real Estate and Rental and Leasing (7.3%), totaling an aggregate of approximately 60.7% of our Portfolio Company Investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1—Financial Statements—Note 4.”
Structured Finance Securities
The following table summarizes the composition of our Structured Finance Securities as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$67,817	$55,895	$76,122	$64,301
Mezzanine debt	10,951	10,282	12,861	12,574
Total Structured Finance Securities	$78,768	$66,177	$88,983	$76,875
Number of Structured Finance Securities	14	14	18	18
Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital. As of September 30, 2025, the amortized cost and fair value of non-performing Structured Finance Securities were $2.4 million and $0.4 million, respectively.
During the nine months ended September 30, 2025, we decreased our exposure to Structured Finance Securities by selling certain securities for aggregate net proceeds of $12.0 million, resulting in an aggregate net realized loss of $6.9 million.

Investment Activity
The following is a summary of our investment activity for the three months ended September 30, 2025 and June 30, 2025, and the nine months ended September 30, 2025 and 2024 (dollar amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Investments in debt and equity securities	$9,574	$8,755	$22,964	$30,418
Investments in Structured Finance Securities	8,512	3,752	18,040	17,982
Total investment purchases and originations	$18,086	$12,507	$41,004	$48,400

Proceeds from principal payments	$14,639	$4,875	$22,804	$31,803
Proceeds from investments sold or redeemed	8,289	15,276	26,702	18,569
Proceeds from distributions received from portfolio investments	4,121	3,430	11,055	2,935
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$27,049	$23,581	$60,561	$53,307
Non-Cash Investment Activity
During the three months ended September 30, 2025, we restructured our first lien debt investment in JP Intermediate B, LLC to, among other things, exchange our first lien debt investment for new first lien debt and common equity investments. The cost of the existing first lien debt investment was ascribed to the new investments received in the exchange, and no realized loss was recognized. As of September 30, 2025, these investments had an amortized cost of and fair value of $4.5 million and $1.5 million, respectively. On October 2, 2025 and in connection with the completion of the restructuring transaction, we also invested $0.3 million in a new first lien facility.
Risk Monitoring
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 4, 2025. The following table shows the classification of our debt investments, excluding Structured Finance Securities, by credit risk rating as of September 30, 2025 and December 31, 2024 (dollar amounts in thousands):

	Debt Investments as of
	September 30, 2025			December 31, 2024
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	145,966	142,675	69.4	160,017	157,941	70.5
4 (Special Mention)	75,955	55,114	26.8	73,388	57,003	25.4
5 (Substandard)	14,113	7,775	3.8	14,113	7,159	3.2
6 (Doubtful)	—	—	—	4,491	2,102	0.9
7 (Loss)	—	—	—	—	—	—
	$236,034	$205,564	100.0%	$252,009	$224,205	100.0%
Non-Accrual Loans
Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments or until a restructuring occurs, and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment.
As of September 30, 2025
The following table shows the classification of our debt investments on non-accrual status (dollar amounts in thousands):

	September 30, 2025
	Amortized Cost	Fair Value
First lien debt	$28,027	$13,132
Second lien debt	15,476	9,962
Total	$43,503	$23,094
For the three and nine months ended September 30, 2025, loans to BayMark Health Services, Inc. with an aggregate cost and fair value of $8.9 million and $6.8 million, respectively, were placed on non-accrual status.
For the three and nine months ended September 30, 2025, our first lien debt investment in JP Intermediate B, LLC with an amortized cost and fair value of $4.5 million and $1.5 million, respectively, was restructured in exchange for a combination of a new loan and equity in the portfolio company. Following the restructuring, the loan received in the exchange with an amortized cost and fair value of $1.5 million and $1.5 million, respectively, was placed on accrual status.
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

Comparison of the three months ended September 30, 2025 and June 30, 2025 and comparison of the nine months ended September 30, 2025 and 2024
Consolidated operating results for the three months ended September 30, 2025 and June 30, 2025 and the nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Investment income
Interest income:
Cash interest income	$5,664	$6,459	$18,504	$23,683
PIK interest income	419	398	1,205	1,183
Net Loan Fee amortization	310	197	712	1,296
Accretion of interest income on CLO subordinated notes	2,850	2,919	8,694	6,039
Other interest income	301	46	416	659
Total interest income	9,544	10,019	29,531	32,860
Dividend income:
Cash dividends	494	10	515	2,469
PIK dividends	351	297	935	812
Total dividend income	845	307	1,450	3,281
Fee income:
Syndication fees	132	121	253	106
Prepayment and other fees	30	29	88	69
Total fee income	162	150	341	175
Total investment income	10,551	10,476	31,322	36,316
Total expenses	7,611	7,193	21,634	23,680
Net investment income	2,940	3,283	9,688	12,636
Net loss on investments	(7,775)	(12,914)	(31,441)	(9,669)
Loss on extinguishment of debt	(492)	—	(492)	—
Net increase (decrease) in net assets resulting from operations	$(5,327)	$(9,631)	$(22,245)	$2,967
Investment Income
Comparison of the three months ended September 30, 2025 and June 30, 2025
For the three months ended September 30, 2025, total investment income increased from $10.5 million in the prior quarter to $10.6 million, primarily due to an increase in non-recurring income (cash dividends, acceleration of Net Loan Fee amortization and other interest income), partially offset by a decrease in cash interest income.
For the three months ended September 30, 2025, interest income decreased by $0.5 million compared to the prior quarter, primarily due to the placement of a portfolio company on non-accrual status during the quarter and the reversal of accrued and unpaid interest from the prior quarter.
For the three months ended September 30, 2025, dividend income increased by $0.5 million compared to the prior quarter, primarily due to aggregate non-recurring cash dividends of $0.5 million from our common equity investments in Pfanstiehl Holdings, Inc. and PM Acquisition LLC.
Fee income is primarily comprised of unused fees, prepayment fees and syndication fees that generally result from periodic transactions rather than from holding portfolio investments, and are considered non-recurring. We receive syndication fees on investments where OFS Advisor sources, structures, and arranges the lending group. For the three months ended September 30, 2025 and June 30, 2025, we recognized syndication fee income of $0.1 million and $0.1 million, respectively.

Comparison of the nine months ended September 30, 2025 and 2024
Total investment income for the nine months ended September 30, 2025 decreased $5.0 million compared to the corresponding period in the prior year, primarily due to decreases in total interest income of $3.3 million and total dividend income of $1.8 million.
Expenses
Operating expenses for the three months ended September 30, 2025 and June 30, 2025, and the nine months ended September 30, 2025 and 2024 are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Interest expense	$4,542	$3,842	$12,242	$12,711
Base management fee	1,410	1,479	4,438	4,473
Income Incentive Fee	607	821	1,758	3,159
Professional fees	388	403	1,227	1,219
Administration fee	387	382	1,163	1,184
Other expenses	277	266	806	934
Total expenses	$7,611	$7,193	$21,634	$23,680
Comparison of the three months ended September 30, 2025 and June 30, 2025
Interest expense for the three months ended September 30, 2025 increased $0.7 million compared to the prior quarter, primarily due to refinancing a portion of our 4.75% Unsecured Notes Due February 2026 by issuing $94.0 million of new Unsecured Notes with a weighted-average coupon of 7.63% and using the proceeds from these issuances to redeem $94.0 million of our 4.75% Unsecured Notes Due February 2026. In addition, the timing delay between the issuance dates and redemption dates of the Unsecured Notes caused a one-time incurrence of $0.2 million in additional interest expense.
Income Incentive Fees for the three months ended September 30, 2025 decreased $0.2 million compared to the prior quarter, primarily due to a decrease in net investment income return on net assets in the current quarter.
Comparison of the nine months ended September 30, 2025 and 2024
Interest expense for the nine months ended September 30, 2025 decreased $0.5 million compared to the corresponding period in the prior year, primarily due to a decrease in the average outstanding debt balance from $265.0 million during the corresponding period in the prior year to $255.8 million during the current year.
Income Incentive Fees for the nine months ended September 30, 2025 decreased $1.4 million compared to the corresponding period in the prior year, primarily due to a decrease in net investment income return on net assets during the current year.
Net realized and unrealized gain (loss) on investments
Net loss on investments, inclusive of realized and unrealized gains (losses), and net of current and deferred income taxes, by investment type for the three months ended September 30, 2025 and June 30, 2025, and the nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Debt investments	$3,161	$(2,204)	$(7,171)	$(8,656)
Equity investments	(6,507)	(9,118)	(16,822)	(1,421)
Structured Finance Securities	(4,150)	(1,739)	(7,415)	841
Current/deferred income tax (expense) benefit	(279)	147	(33)	(433)
Total net loss on investments	$(7,775)	$(12,914)	$(31,441)	$(9,669)

Net gain (loss) on investments for the three months ended September 30, 2025 and June 30, 2025
Three months ended September 30, 2025
For the three months ended September 30, 2025, we recognized a net loss on investments of $7.8 million, primarily due to net unrealized depreciation of $4.5 million on our common equity investment in Pfanstiehl Holdings, Inc. and a net loss of $4.2 million on our Structured Finance Securities, partially offset by a net gain of $3.2 million on our debt investments.
Three months ended June 30, 2025
For the three months ended June 30, 2025, we recognized a net loss on investments of $12.9 million, primarily due to net unrealized depreciation of $7.8 million on our common equity investment in Pfanstiehl Holdings, Inc. and net unrealized depreciation of $2.0 million on our debt investments, of which $1.7 million related to our non-accrual debt investments.
Net gain (loss) on investments for the nine months ended September 30, 2025 and 2024
Nine months ended September 30, 2025
For the nine months ended September 30, 2025, we recognized a net loss on investments of $31.4 million, comprised of net unrealized depreciation of $20.0 million and net realized losses of $11.4 million. The net unrealized depreciation during the period was primarily due to depreciation of $10.8 million on our common equity investment in Pfanstiehl Holdings, Inc. and $4.0 million on our non-accrual debt investments. The net realized loss of $11.4 million during the period was primarily due to a net realized loss of $6.9 million on our Structured Finance Securities.
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
Loss on Extinguishment of Debt
Three months ended September 30, 2025
During the three months ended September 30, 2025, we redeemed $94.0 million of the aggregate $125.0 million of Unsecured Notes Due February 2026, and, as a result, we recognized a loss on extinguishment of debt of $0.3 million related to the acceleration of unamortized deferred debt issuance costs and make-whole premium payments on the redeemed notes.
During the three months ended September 30, 2025, we elected to reduce the maximum facility amount on the BNP Facility from $150.0 million to $80.0 million, and, as a result, we recognized a loss on extinguishment of debt of $0.1 million related to the acceleration of deferred borrowing costs on the commitment reduction.
Liquidity and Capital Resources
As of September 30, 2025, we held cash and cash equivalents of $5.0 million, which included $2.5 million held by OFSCC-FS. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the BNP Facility. During the nine months ended September 30, 2025, the Parent received $7.9 million in cash distributions from OFSCC-FS.
As of September 30, 2025, we had an unused commitment of $25.0 million under our Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants. The Banc of California Credit Facility is scheduled to mature on February 28, 2026. Our liquidity position could be significantly impacted if the maturity date of this facility is not extended.
The reinvestment period of the BNP Facility expired on September 30, 2025, after which the ability to access the unused commitment of the facility terminated. If we are unable to enter into a new credit facility, our short-term liquidity will be constrained. The BNP Facility is scheduled to mature on June 20, 2027.
As of September 30, 2025, we had unfunded commitments of $18.3 million to 11 portfolio companies.
As of September 30, 2025, the aggregate amount outstanding of the senior securities issued by us was $239.2 million, for which our asset coverage was 157%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

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

	Nine Months Ended September 30,
	2025	2024
Cash from net investment income(1)	$6,931	$8,815
Net repayments and sales of portfolio investments(1)	17,329	33,100
Net cash provided by operating activities	24,260	41,915

Distributions paid to stockholders(2)	(13,666)	(13,666)
Net repayments under revolving lines of credit	(9,150)	(21,400)
Repayments of SBA debentures	—	(31,920)
Proceeds from Unsecured Notes offering, net of commissions and discounts	91,870	—
Redemptions of Unsecured Notes	(94,000)	—
Payment of deferred financing costs	(374)	—
Net cash used in financing activities	(25,320)	(66,986)
Net decrease in cash and cash equivalents	$(1,060)	$(25,071)
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
Cash from net investment income
For the nine months ended September 30, 2025, cash from net investment income decreased by $1.9 million compared to the nine months ended September 30, 2024.
Net (purchases and originations) / repayments and sales of portfolio investments
During the nine months ended September 30, 2025, net repayments and sales of portfolio investments of $17.3 million were primarily due to $60.1 million of cash we received from principal repayments, sales on our portfolio investments and the proceeds from distributions received from Structured Finance Securities, net of accretion of interest income on Structured Finance Securities, partially offset by $42.8 million of cash we used to purchase portfolio investments. During the nine months ended September 30, 2024, net repayments and sales of portfolio investments of $33.1 million were primarily due to $79.2 million of cash we received from principal repayments, sales on our portfolio investments and the net proceeds from distributions received from Structured Finance Securities and accretion of interest income on Structured Finance Securities, partially offset by $46.1 million of cash we used to purchase portfolio investments. See “—Portfolio Composition and Investment Activity—Investment Activity.”

Borrowings
As of September 30, 2025, we had $239.2 million of outstanding debt with a weighted-average effective interest rate of 7.03%. As of September 30, 2025, approximately 62% of our outstanding debt matures in more than two years and 75% of our outstanding debt is unsecured.
SBA Debentures
On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures totaling $31.9 million and, on April 17, 2024, surrendered its license to operate as a SBIC.
Banc of California Credit Facility
We are party to the BLA with Banc of California, as lender, to provide us with a senior secured revolving credit facility, or the Banc of California Credit Facility, which is available for general corporate purposes including investment funding and is scheduled to mature on February 28, 2026. The Banc of California Credit Facility currently bears interest at a variable Prime Rate plus a 0.25% margin, with a 5.00% floor, and an annual commitment fee of 0.50% based on the maximum principal amount of the facility. As of September 30, 2025, the effective interest rate on the Banc of California Credit Facility was 7.75%. The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance Securities and non-performing loans, and as otherwise specified in the BLA. The Banc of California Credit Facility is guaranteed by OFSCC-MB and secured by all of our and OFSCC-MB’s current and future assets, excluding assets held by OFSCC-FS and SBIC I LP and our partnership interests in SBIC I LP.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees, a debt/worth ratio and a net loss restriction. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of September 30, 2025, we were in compliance in all material respects with the applicable covenants under the Banc of California Credit Facility.
As of September 30, 2025, we had no outstanding indebtedness and an unused commitment of $25.0 million under the Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants.
Unsecured Notes
As of September 30, 2025 and December 31, 2024, we had $180.0 million in outstanding Unsecured Notes. The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all of our current and future unsecured indebtedness. Because the Unsecured Notes are not secured by any of our assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the Banc of California Credit Facility and BNP Facility.
In order to, among other things, reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase the Unsecured Notes for cash in open market purchases and/or privately negotiated transactions. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity, prospects for future access to capital, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. During the nine months ended September 30, 2025, no outstanding Unsecured Notes were repurchased.
Issuance and Redemption of Unsecured Notes
On July 23, 2025, we closed the public offering of $69.0 million aggregate principal amount of our Unsecured Notes Due July 2028, which included $9.0 million of aggregate principal amount related to the underwriters’ option to cover overallotments. The net proceeds to us from the Unsecured Notes Due July 2028, after deducting underwriting fees of $1.4 million and offering expenses of $0.3 million, was $67.3 million. The Unsecured Notes Due July 2028 bear interest at a stated rate of 7.50% and will mature on July 31, 2028. We may redeem the Unsecured Notes Due July 2028 in whole or in part at any time, or from time to time, on or after July 31, 2026.
On August 8, 2025, we entered into the Securities Purchase Agreement, pursuant to which we sold in a private placement a $25.0 million aggregate principal amount Unsecured Note Due August 2029. The net proceeds to us from the Unsecured Note Due August 2029, after deducting discounts and offering expenses of $0.8 million, was $24.2 million. The

Unsecured Note Due August 2029 bears interest at a stated rate of 8.00% and will mature on August 8, 2029. We may redeem the Unsecured Note Due August 2029 in whole or in part at any time.
In connection with, and using the proceeds from, the issuance of the Unsecured Notes Due July 2028 and Unsecured Note Due August 2029, on August 11, 2025 and August 21, 2025, we redeemed $94.0 million in aggregate principal amount of the Unsecured Notes Due February 2026, which resulted in a leverage-neutral refinancing. The Unsecured Notes Due February 2026 were redeemed at 100% of their principal amount, plus accrued interest and a make-whole premium payments. We recognized a loss on extinguishment of debt of $0.3 million related to the acceleration of unamortized deferred debt issuance costs and make-whole premium payments on the redeemed notes.
As of September 30, 2025, the Unsecured Notes had the following terms and balances (dollar amounts in thousands):

Unsecured Notes	Principal	Stated Interest Rate	Effective Interest Rate(1)	Optional Redemption Date	Maturity
Unsecured Notes Due February 2026	$31,000	4.75%	5.44%	Callable	February 10, 2026
Unsecured Notes Due July 2028	69,000	7.50	8.34	July 31, 2026	July 31, 2028
Unsecured Notes Due October 2028	55,000	4.95	5.32	Callable	October 31, 2028
Unsecured Note Due August 2029	25,000	8.00	8.80	Callable	August 8, 2029
Total / Weighted-Average	$180,000	6.32%	6.98%
(1) The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.
BNP Facility
On June 20, 2019, OFSCC-FS entered into the BNP Facility, which originally provided for borrowings in an aggregate principal amount up to $150.0 million and was later reduced to $80.0 million through its reinvestment period. On June 18, 2025, OFSCC-FS executed an amendment to the BNP Facility to extend the reinvestment period under the facility from June 20, 2025 to August 31, 2025. On August 25, 2025, OFSCC-FS executed an amendment to the BNP Facility to extend the reinvestment period under the facility from August 31, 2025 to September 30, 2025. The reinvestment period (and the ability to access the undrawn facility commitment and make additional investments) expired on September 30, 2025. In connection with the expiration of the reinvestment period, and effective September 30, 2025, we are no longer subject to an unused commitment fee on the facility.
On August 20, 2025, OFSCC-FS elected, effective as of August 22, 2025, to reduce the maximum facility amount of the BNP Facility from $150.0 million to $80.0 million. The reduction was made pursuant to the terms of the BNP Facility, which permits OFSCC-FS to voluntarily reduce the unused amount of the facility upon notice to the administrative agent and other applicable parties.
The BNP Facility is scheduled to mature on June 20, 2027. Borrowings under the BNP Facility bear interest based on SOFR for the relevant interest period, plus an applicable spread (subject to an effective floor of 2.65%). Borrowings under the BNP Facility are secured by substantially all of the assets held by OFSCC-FS. As of September 30, 2025, OFSCC-FS was not in compliance with certain provisions under the BNP Facility, specifically, the: (i) restriction on sales of collateral loans in circumstances where such sales would result in the failure of a coverage test; and (ii) related requirement to maintain the minimum over-collateralization ratio. On October 28, 2025, OFSCC-FS entered into a waiver agreement with the administrative agent and the required lenders, pursuant to which the events of default arising from these breaches were waived.
As of September 30, 2025, the BNP Facility had outstanding debt of $59.2 million and an effective interest rate of 7.19%. As of September 30, 2025, the unused commitment under the BNP Facility was $0, following the expiration of the reinvestment period on September 30, 2025. After September 30, 2025, principal cash flows received from the underlying collateral will be used to amortize the BNP Facility principal balance until the facility is fully repaid.
On a stand-alone basis, as of September 30, 2025 and December 31, 2024, OFSCC-FS held approximately $132.4 million and $151.0 million in total assets, respectively, which accounted for approximately 35% and 35% of our consolidated total assets, respectively.
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
As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have, and may continue to, make opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. Investments in Structured Finance Securities are generally made in non-U.S. entities and therefore are generally deemed to be non-qualifying. As of September 30, 2025, approximately 81% of our investments were qualifying assets.
On May 3, 2018, our Board, including a required majority (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 3, 2019, our minimum required asset coverage ratio decreased from 200% to 150%. As of September 30, 2025, our asset coverage ratio of 157% exceeded the minimum asset coverage requirement of 150% under the 1940 Act.
On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ended May 22, 2020. On each of May 4, 2020 and May 3, 2022, our Board extended the Stock Repurchase Program for additional two-year periods. On April 30, 2024, our Board extended the Stock Repurchase Program for the two-year period ending on May 22, 2026. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchased in connection with the Stock Repurchase Program. During the nine months ended September 30, 2025, we did not make any repurchases of common stock on the open market under the Stock Repurchase Program. As of September 30, 2025, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.
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

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
As of September 30, 2025, we had $5.0 million of cash and cash equivalents, as well as an unused commitment of $25.0 million under our Banc of California Credit Facility, to meet our short-term contractual obligations, subject to contractual requirements and regulatory asset coverage requirements. The stated unused commitment on our Banc of California Credit Facility is subject to a borrowing base and other covenants. As of September 30, 2025, we had $18.3 million in unfunded commitments to fund portfolio investments that can be funded with our current cash or the Banc of California Credit Facility.
Effective September 30, 2025, the reinvestment period of the BNP Facility expired, after which the ability to access the unused commitment of the facility terminated. The BNP Facility is scheduled to mature on June 20, 2027. If we are unable to enter into a new credit facility, our short-term liquidity will be constrained.
Long-term contractual obligations, such as our BNP Facility that matures in 2027 and had $59.2 million outstanding as of September 30, 2025, could be repaid by entering into a new credit facility to refinance the outstanding debt, or by selling OFSCC-FS portfolio investments that have a fair value of $129.1 million as of September 30, 2025. A portion of the OFSCC-FS portfolio includes broadly syndicated loans in larger portfolio companies that generally can be sold over a relatively short period to generate cash. As of September 30, 2025, the broadly syndicated loan investments in the OFSCC-FS portfolio totaled $22.7 million at fair value. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.
As of September 30, 2025, we had $180.0 million of outstanding Unsecured Notes, of which $31.0 million matures on February 10, 2026. The Unsecured Notes Due February 2026 can be repaid by issuing additional senior securities to refinance the debt or by selling portfolio investments. If we refinance the Unsecured Notes Due February 2026 by issuing additional senior securities, current market rates for similar debt are higher than the stated rate of 4.75% on the Unsecured Notes Due February 2026.
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
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the balance sheet. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will meet these unfunded commitments by using our cash on hand or utilizing our available borrowing capacity under the Banc of California Credit Facility.
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
Recent Developments
Declaration of a Distribution
On October 28, 2025, our Board declared a distribution of $0.17 per share for the fourth quarter of 2025, payable on December 31, 2025 to stockholders of record as of December 19, 2025.
BNP Facility Waiver
As of September 30, 2025, OFSCC-FS was not in compliance with certain provisions under the BNP Facility, specifically, the: (i) restriction on sales of collateral loans in circumstances where such sales would result in the failure of a coverage test; and (ii) related requirement to maintain the minimum over-collateralization ratio. On October 28, 2025, OFSCC-FS entered into a waiver agreement with the administrative agent and the required lenders, pursuant to which the events of default arising from these breaches were waived.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, interest rate and inflation rate changes, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, instability in the U.S. and international banking systems and the risk of recession or the impact of the prolonged shutdown of U.S. government services has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 4, 2025.
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of most portfolio investments without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate significantly from period-to-period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the nine months ended September 30, 2025 for more information relating to our investment valuation.
Interest Rate Risk
As of September 30, 2025, we held loans and mezzanine debt investments with an aggregate fair value of $192.5 million, or 89% of our total loan and mezzanine debt investments, at fair value, that bore interest at floating interest rates and contained interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. The aggregate 100 basis point reduction in the U.S. Federal Reserve target federal funds rate enacted from September 2024 through December 2024 has resulted in our variable rate debt investments generating less interest income. The 25 basis point reduction in the U.S. Federal Reserve target federal funds rate on September 17, 2025 will continue to decrease the amount of interest income earned from our variable rate debt investments, and the full impact of this reduction is not reflected in our results for the three months ended September 30, 2025. Changes in interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact our results of operations, cost of funding and the valuation of our investments. Additional reductions in interest rates would reduce our interest income, which could in turn decrease our net investment income if such decreases in base interest rates are not offset by other factors, such as increases in the spread over such base interest rates or decreases in our operating expenses.
As of September 30, 2025, our Unsecured Notes comprise 75% of our total outstanding debt. Our Unsecured Notes bear interest at fixed rates, which may result in net interest margin compression in a period of falling interest rates. In addition, during the three months ended September 30, 2025, we refinanced a portion of our 4.75% Unsecured Notes Due February 2026 by issuing $69.0 million of 7.50% Unsecured Notes Due July 2028 and a $25.0 million 8.00% Unsecured Note Due August 2029 and using the proceeds of these issuances to redeem $94.0 million of our 4.75% Unsecured Notes Due February 2026. The refinancing of this debt to a higher interest rate will result in net interest margin compression in future periods. As of September 30, 2025, our Banc of California Credit Facility and BNP Facility had floating interest rate provisions based on the applicable reference rates.
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of September 30, 2025. As of September 30, 2025, 1-month and 3-month SOFR were 4.13% and 3.98%, respectively. Assuming that the interim and unaudited consolidated balance sheet as of September 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in interest rate indices (in thousands).

Basis point increase	Interest income	Interest expense	Net change
25	$282	$(16)	$266
50	777	(164)	613
75	1,272	(312)	960
100	1,766	(460)	1,306
125	2,261	(608)	1,653

Basis point decrease	Interest income	Interest expense	Net change
25	$(708)	$280	$(428)
50	(1,203)	428	(775)
75	(1,698)	576	(1,122)
100	(2,192)	724	(1,468)
125	(2,679)	872	(1,807)
Although we believe that the foregoing analysis is indicative of our net interest margin sensitivity to interest rate changes as of September 30, 2025, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of September 30, 2025. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
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
On each of May 4, 2020 and May 3, 2022, our Board extended the Stock Repurchase Program for additional two-year periods. On April 30, 2024, the Board extended the Stock Repurchase Program for the two-year period ending May 22, 2026. Under the extended Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Company expects the Stock Repurchase Program to be in place through May 22, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company retires all shares of common stock that it purchases in connection with the Stock Repurchase Program. As of September 30, 2025, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.
During the three months ended September 30, 2025, the Company did not make any repurchases of its common stock on the open market under the Stock Repurchase Program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Price Range of Common Stock and Distributions
The Company’s common stock is traded on The Nasdaq Global Select Market under the symbol “OFS”. The following table lists the high and low intraday sale price for the Company’s common stock, NAV per share, and the cash distributions per share that were declared on its common stock for each fiscal quarter during the last two most recently completed fiscal years and each full fiscal quarter of the current fiscal year. The last reported sale price for our common stock on The Nasdaq Global Select Market on September 30, 2025 was $7.69 per share.

	NAV Per Share(1)	Price Range		Premium (Discount) of High Sales Price to NAV	Premium (Discount) of Low Sales Price to NAV	Cash Distribution per Share
Period		High	Low
Fiscal 2025
Third Quarter	$10.17	$8.99	$7.58	-11.6%	-25.5%	$0.34
Second Quarter	$10.91	$9.52	$7.88	-12.7%	-27.8%	$0.34
First Quarter	$11.97	$9.80	$7.92	-18.1%	-33.8%	$0.34
Fiscal 2024
Fourth Quarter	$12.85	$8.98	$7.81	-30.1%	-39.2%	$0.34
Third Quarter	$11.29	$9.35	$7.75	-17.2%	-31.4%	$0.34
Second Quarter	$11.51	$10.14	$8.42	-11.9%	-26.8%	$0.34
First Quarter	$11.08	$12.07	$9.53	8.9%	-14.0%	$0.34
Fiscal 2023
Fourth Quarter	$12.09	$12.41	$9.69	2.6%	-19.9%	$0.34
Third Quarter	$12.74	$12.44	$9.51	-2.4%	-25.4%	$0.34
Second Quarter	$12.94	$11.01	$9.10	-14.9%	-29.7%	$0.33
First Quarter	$13.42	$10.92	$9.60	-18.6%	-28.5%	$0.33
(1)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

Item 6. Exhibits
Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q
3.1	Certificate of Incorporation of OFS Capital Corporation	Form N-2/A (333-166363)	March 18, 2011
3.2	Certificate of Correction to Certificate of Incorporation of OFS Capital Corporation	Form 10-K (814-00813)	March 26, 2013
3.3	Bylaws of OFS Capital Corporation	Form N-2/A (333-166363)	March 18, 2011
10.1	Securities Purchase Agreement dated August 8, 2025 by and between OFS Capital Corporation, and the purchaser party thereto	Form 8-K (814-00813)	August 8, 2025
10.2
Fourth Amendment to the Revolving Credit and Security Agreement by and among OFSS-FS, LLC, as borrower, the lenders from time to time party thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, as equityholder, OFS Capital Corporation, as servicer, Virtus Group, LP, as collateral administrator, and Citibank, N.A., as collateral agent, dated August 25, 2025
		Form 8-K (814-00813)	August 25, 2025
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.			*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			*

*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 30, 2025	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Kyle Spina
	Name:	Kyle Spina
	Title:	Chief Financial Officer