Form 10-K
period 2025-12-31
OFS Capital Corp
filed 2026-03-03
CIK 1487918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 814-00813
OFS Capital Corporation
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	46-1339639
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 W. Adams Street, Suite 1850 Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(847) 734-2000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	OFS	The Nasdaq Global Select Market
4.95% Notes due 2028	OFSSH	The Nasdaq Global Select Market
7.50% Notes due 2028	OFSSO	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes   ☐     No   ☒
The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant as of June 30, 2025, was approximately $87.5 million based on $8.44 per share, the last reported sale price of the shares of common stock on The Nasdaq Global Select Market. For the purpose of calculating this amount only, shares held by certain stockholders and by directors and executive officers of the registrant have been excluded. On February 26, 2026, there were 13,398,078 shares outstanding of the Registrant’s common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

Defined Terms
We have used “we,” “us,” “our,” and “the Company” to refer to OFS Capital Corporation in this report. We also have used several other terms in this report, which are explained or defined below:

Term	Explanation or Definition
1940 Act	Investment Company Act of 1940, as amended
Administration Agreement	Administration Agreement between the Company and OFS Services dated November 7, 2012
Advisers Act	Investment Advisers Act of 1940, as amended
Affiliated Account	An account, other than the Company, managed by OFS Advisor or an affiliate of OFS Advisor
Affiliated Fund	Certain other funds, including other BDCs and registered investment companies managed by OFS Advisor or by registered investment advisers controlling, controlled by, or under common control with, OFS Advisor
Annual Distribution Requirement	Distributions to our stockholders, for each taxable year, of at least 90% of our ICTI
ASC	Accounting Standards Codification, as issued by the Financial Accounting Standards Board
ASC Topic 820	ASC Topic 820, Fair Value Measurements and Disclosures
BDC	Business Development Company under the 1940 Act
BLA	Business Loan Agreement, as amended, with Banc of California, as lender, which provides the Company with a senior secured revolving credit facility
BNP Facility	A secured revolving credit facility, as amended, that provided for borrowings in an aggregate principal amount up to $80,000,000 during its reinvestment period, issued pursuant to a Revolving Credit and Security Agreement, as amended, by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator, which was fully repaid and terminated on February 18, 2026
Board	The Company’s board of directors
Banc of California Credit Facility	A senior secured revolving credit facility, as amended, with Banc of California (formerly known as Pacific Western Bank), as lender, that provides for borrowings to the Company in an aggregate principal amount up to $25,000,000
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and its consolidated subsidiaries
DRIP	Dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC, for which OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
Natixis Facility	A secured revolving credit facility that provides for borrowings in an aggregate principal amount up to $80,000,000 during its reinvestment period, issued pursuant to a Revolving Credit and Security Agreement by and among OFSCC-FS, the lenders from time to time parties thereto, Natixis, New York branch, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator
NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities and can be expressed in the aggregate or on a per share basis
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
NII	Total investment income less total expenses
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company, for which OFS Advisor serves as investment adviser

Term	Explanation or Definition
OFS	The collective activities and operations of OFSAM Holdings, its direct and indirect subsidiaries, and certain affiliates
OFS Advisor	OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment advisor under the Advisers Act, focusing primarily on investments in middle-market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments
OFSC	Orchard First Source Capital, Inc., a wholly owned subsidiary of OFSAM
OFS Services	OFS Capital Services, LLC, a wholly owned subsidiary of OFSAM and affiliate of OFS Advisor
OFSAM	Orchard First Source Asset Management, LLC, a subsidiary of OFSAM Holdings and a full-service provider of capital and leveraged finance solutions to U.S. corporations
OFSAM Holdings	Orchard First Source Asset Management Holdings, LLC, a holding company consisting of asset management businesses, including OFS Advisor, a registered investment adviser focusing primarily on investments in middle-market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments and OFS CLO Management, LLC, OFS CLO Management II, LLC and OFS CLO Management III, LLC, each a registered investment adviser focusing primarily on investments in broadly syndicated loans
OFSCC-FS	OFSCC-FS, LLC, an indirect wholly owned subsidiary of the Company
OFSCC-FS Assets	Assets held by the Company through OFSCC-FS
OFSCC-MB	OFSCC-MB, Inc., a wholly owned subsidiary taxed under subchapter C of the Code that generally holds the equity investments of the Company that are taxed as pass-through entities
OID	Original issue discount
Order	An exemptive relief order from the SEC to permit us to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions
Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Securities
RIC	Regulated investment company under the Code
Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002
SBA	United States Small Business Administration
SBIC	A fund licensed under the SBA Small Business Investment Company Program
SBIC Acquisition	The Company’s acquisition of the remaining ownership interests in SBIC I LP and OFS SBIC I GP, LLC on December 4, 2013
SBIC I LP	OFS SBIC I, LP, a wholly owned subsidiary of the Company and former SBIC
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Securities Purchase Agreement	An agreement between the Company and an institutional accredited investor dated August 8, 2025 in which the Company sold, in a private placement, the Unsecured Note Due August 2029
Staffing Agreement	Staffing and Corporate Services Agreement between OFS Services and OFSC dated November 7, 2012
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes and CLO loan accumulation facility securities
Unsecured Notes	The Unsecured Notes Due February 2026, the Unsecured Notes Due July 2028, the Unsecured Notes Due October 2028 and the Unsecured Note Due August 2029
Unsecured Notes Due February 2026	The Company’s $125.0 million aggregate principal amount of 4.75% notes due February 10, 2026, which were partially redeemed on each of August 11, 2025, August 21, 2025 and December 30, 2025, and fully redeemed on February 9, 2026
Unsecured Notes Due July 2028	The Company’s $69.0 million aggregate principal amount of 7.50% notes due July 31, 2028

Term	Explanation or Definition
Unsecured Notes Due October 2028	The Company’s $55.0 million aggregate principal amount of 4.95% notes due October 31, 2028
Unsecured Note Due August 2029	The Company’s $25.0 million principal amount 8.00% note due August 8, 2029

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
Our investment strategy focuses primarily on investments in middle-market companies in the United States, including investments in senior secured loans, which are comprised of first lien, second lien and unitranche loans, as well as investments in subordinated loans and, to a lesser extent, common stock, preferred stock and other equity securities. Our investments may be directly originated or may be purchased on a secondary basis in the U.S. leveraged loan market for Broadly Syndicated Loans (as defined below). As a BDC, we must not acquire any assets other than “qualifying assets” as specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States, and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have made, and may continue to make, opportunistic investments in Structured Finance Securities and other non-qualifying assets (discussed below), consistent with our investment strategy. As of December 31, 2025 and 2024, approximately 81% and 80% of our investments were qualifying assets, respectively.
As of December 31, 2025, the fair value of our debt investment portfolio totaled $179.8 million in 34 portfolio companies, of which 95% and 5% were comprised of first lien loans and second lien loans, respectively. As of December 31, 2025, the fair value of our equity investments totaled $100.6 million in 15 portfolio companies, and the fair value of our 14 Structured Finance Security investments totaled $61.6 million.
We execute on our investment strategy, in part, through OFSCC-FS, which established the Natixis Facility on February 18, 2026. On February 18, 2026, in connection with the closing of the Natixis Facility, OFSCC-FS repaid in full all outstanding obligations due, and terminated all commitments, under the BNP Facility. All liens securing the BNP Facility were released upon such repayment. On a stand-alone basis, OFSCC-FS held approximately $125.0 million and $151.0 million in total assets as of December 31, 2025 and 2024, respectively, which accounted for approximately 36% and 35% of our consolidated total assets, respectively.
We also execute our investment strategy, in part, by investing in Structured Finance Securities. We believe OFS Advisor is uniquely positioned, given its expertise in structured credit and managing CLOs, to make opportunistic investments in Structured Finance Securities, through which we aim to target attractive risk-adjusted returns. During the years ended December 31, 2025 and 2024, we purchased $19.6 million and $27.4 million of Structured Finance Securities, respectively.
We historically had executed our investment strategy, in part, through SBIC I LP, a former licensee under the SBA’s SBIC program. On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures totaling $31.9 million, and, on April 17, 2024, surrendered its license to operate as a SBIC.
A BDC is generally not permitted to incur indebtedness unless, immediately after such borrowing, it has an asset coverage ratio for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of its assets). However, Section 61(a)(2) of the 1940 Act permits BDCs to be subject to a minimum asset coverage ratio of 150%, if specific conditions are satisfied, when issuing senior securities (i.e., the amount of debt may not exceed 66 2/3% of the value of its assets).
On May 3, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the reduced asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 3, 2019, our minimum required asset coverage ratio decreased from 200% to 150%. See “Part 1, Item 1A. Risk Factors—Risks Related to our Business and Structure—We are subject to reduced asset coverage for borrowings, which increases the maximum amount of leverage we may incur.”
Consistent with our strategy to maintain a leveraged portfolio primarily comprised of credit investments, our total outstanding debt of $220.5 million and $248.4 million resulted in a statutory asset coverage ratio of 156% and 169% as of December 31, 2025 and December 31, 2024, respectively.
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
About OFS and Our Advisor
OFS is a full-service provider of capital and leveraged finance solutions to U.S. companies. As of December 31, 2025, OFS had 47 full-time employees. OFS is headquartered in Chicago, Illinois and also has offices in New York, New York and Los Angeles, California. Under the Staffing Agreement, OFSC makes experienced investment professionals available to OFS Advisor and provides OFS Advisor with access to the senior investment personnel of OFS and its affiliates. The Staffing Agreement also provides OFS Advisor with access to deal flow generated by OFS and its affiliates in the ordinary course of their businesses and commits the members of OFS Advisor’s investment committees to serve in that capacity.
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
OFS Advisor capitalizes on the deal origination and sourcing, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of OFS’s professionals. The senior management team of OFS provides services to OFS Advisor. These managers have developed a broad network of contacts within the investment community, and possess an average of over 25 years of experience investing in debt and equity securities of middle-market companies. In addition, these managers have extensive experience investing in assets that constitute our primary focus and have expertise in investing across all levels of the capital structure of middle-market companies.
Competitive Strengths and Core Competencies
Deep Management Team Experienced in All Phases of Investment Cycle and Across All Levels of the Capital Structure. We are managed by OFS Advisor, which has access to the resources and expertise of OFS’s investment professionals through the Staffing Agreement with OFSC. As of December 31, 2025, OFS’s credit and investment professionals (including all investment committee members) employed by OFSC had an average of over 15 years of investment experience with strong institutional backgrounds.
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
Our Administrator
We do not have any direct employees, and our day-to-day investment operations are managed by OFS Advisor. Currently, we have a chief executive officer, chief financial officer, chief compliance officer, corporate secretary and, to the extent necessary, our Board may elect to appoint additional officers going forward. Our officers are employees of OFSC, an affiliate of OFS Advisor, and a portion of the compensation paid to our officers is paid by us pursuant to the Administration Agreement.
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
Market Opportunity
Our investment strategy is focused primarily on investments in middle-market companies in the United States. We find the middle-market attractive for the following reasons:
Large Target Market. According to the National Center for the Middle Market, as of the fourth quarter of 2025, there were approximately 200,000 companies in the United States with annual revenues between $10.0 million and $1.0 billion. We believe that these middle-market companies represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have historically constituted the bulk of OFS’s portfolio companies since its inception and constituted 73% of our total portfolio at fair value as of December 31, 2025. We believe that this market segment will continue to produce significant investment opportunities for us.
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
Our due diligence and underwriting process typically addresses the following elements (although certain elements may not be included in every due diligence undertaking):
Prospective Portfolio Company Characteristics – focusing on primary drivers of the company’s revenues and cash flows, including: (i) its key products and services; (ii) customer and supplier concentrations, and contractual relationships; (iii) depth, breadth, and quality of company management, as well as the extent to which the management team is appropriately compensated with equity incentives; and (iv) any regulatory, labor or litigation matters impacting the company.
Industry and Competitive Overview – evaluating: (i) industry size and the company’s position within it; (ii) growth potential and barriers to entry; (iii) governmental, regulatory, or technological issues potentially affecting the industry; and (iv) cyclicality or seasonality risks associated with the industry.
Financial Analysis – analyzing the company’s historical financial results, focusing on: (i) actual operating trends experienced over time, in order to forecast future performance, including in various sensitized performance scenarios; (ii) attention to projected cash flows, debt service coverage, and leverage multiples under such scenarios; and (iii) an assessment of enterprise valuations and debt repayment/investment recovery prospects given such sensitized performance scenarios.
Investment Documentation – focusing on obtaining the best legal protections available to us given our position within the capital structure, including, as appropriate: (i) financial covenants; (ii) collateral liens and stock pledges; (iii) review of loan documents of other of the prospective portfolio company’s creditors; and (iv) negotiation of inter-creditor agreements.
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
Our debt investments generally are assigned a rating of 3 at origination or purchase (as described below). We categorize debt investments into the following risk categories based on relevant information about the ability of borrowers to service their debt:
1 (Low Risk) – The debt investment has mostly satisfactory asset quality and liquidity, as well as good leverage capacity. It maintains predictable and strong cash flows from operations. The trends and outlook for the portfolio company’s operations, balance sheet, and industry are neutral to favorable. Collateral, if appropriate, has maintained value and would be capable of being liquidated on a timely basis. Overall, a debt investment with a 1 risk rating is considered to be of investment grade quality.
2 (Below Average Risk) – The debt investment has acceptable asset quality, moderate excess liquidity, and modest leverage capacity. It could have some financial/non-financial weaknesses which are offset by strengths; however, the credit demonstrates an ample current cash flow from operations. The trends and outlook for the portfolio company’s operations, balance sheet, and industry are generally positive or neutral to somewhat negative. Collateral, if appropriate, has maintained value and would be capable of being liquidated successfully on a timely basis.
3 (Average) – The debt investment has acceptable asset quality, somewhat strained liquidity, and minimal leverage capacity. It is at times characterized by acceptable cash flows from operations. Under adverse market conditions, the debt service could pose difficulties for the borrower. The trends and conditions of the portfolio company’s operations and balance sheet are neutral to slightly negative.
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
5 (Substandard) – The debt investment is inadequately protected by the current enterprise value or paying capacity of the obligor or of the collateral, if any. The portfolio company has well-defined weaknesses based upon objective evidence, such as recurring or significant decreases in revenue and cash flow. These investments are characterized by the possibility that we may sustain loss if the deficiencies are not corrected. The possibility that liquidation would not be timely (e.g., bankruptcy or foreclosure) requires a Substandard classification even if there is little likelihood of loss.
6 (Doubtful) – The debt investment has all the weaknesses inherent in those classified as Substandard, with the additional factor that the weaknesses are pronounced to the point that collection or liquidation in full, on the basis of currently existing facts, conditions and values, is deemed uncertain. The possibility of loss on a Doubtful investment is high but, because of certain important and reasonably specific pending factors which may strengthen the investment, its classification as an estimated loss is deferred until its more exact status can be determined.
7 (Loss) – The debt investment is considered almost fully uncollectible and of such little value that its continuance as an asset is not warranted. It is generally a credit that is no longer supported by an operating company, a credit where the majority of our investment has been liquidated or sold and a few assets remain to be sold over many months or even years, or a credit where the remaining collections are expected to be minimal.
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
The Middle-Market Investment Committee, comprised of Richard Ressler (Chairman), Bilal Rashid and Kyde Sharp, is responsible for the evaluation and approval of all debt and equity investments made by us, including ultimate asset allocations to us.
The Broadly Syndicated Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid and Kenneth A. Brown, assists with the review and evaluation of potential investments in Broadly Syndicated Loans made by us.
The Structured Credit Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Brown and Glen Ostrander, assists with the review and evaluation of potential investments in Structured Finance Security investments made by us.
The Pre-Allocation Investment Committee, comprised of Messrs. Ressler (Chairman), Rashid, Ostrander, Tod K. Reichert and Manish Rajguru, is responsible for determining whether a prospective investment is appropriate for allocation to one or more clients managed by registered investment advisor subsidiaries of OFSAM, including OFS Advisor, and the allocation of such investment among groups of advisory clients.

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
On January 28, 2025, Jeffrey A. Cerny notified our Board of his intention to retire. Mr. Cerny’s resignation as Chief Financial Officer and Treasurer was effective on March 31, 2025. As of March 31, 2025, Mr. Cerny was no longer a member of the Middle-Market Investment Committee, Broadly Syndicated Investment Committee, Structured Credit Investment Committee, or Pre-Allocation Investment Committee.
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
For the years ended December 31, 2025, 2024 and 2023, OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets. During the years ended December 31, 2025, 2024 and 2023, this resulted in a reduction to our base management fee of $1.0 million, $1.1 million and $1.2 million, respectively.
The incentive fee has two parts. The first part of the incentive fee (the “Income Incentive Fee”) is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. “Pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees such as commitment, syndication, and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend, and zero coupon securities), accrued income that we have not yet received in cash.
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
Expenses recognized under the Investment Advisory Agreement with OFS Advisor for the years ended December 31, 2025, 2024 and 2023, are presented below (dollar amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Base management fees	$5,769	$5,993	$7,218
Incentive fees:
Income Incentive Fee	1,758	4,178	5,040
Capital Gains Fee	—	—	—

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
Administration Agreement
Pursuant to the Administration Agreement, OFS Services, an affiliate of OFS Advisor, provides the administrative services necessary for us to operate. OFS Services furnishes us with office facilities and equipment, necessary software licenses and subscriptions and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, OFS Services performs, or oversees the performance of, our required administrative services, which includes maintenance of financial records necessary for the production of reports to our stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, general supervision of the payment of our expenses, and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, OFS Services provides managerial assistance on our behalf to certain portfolio companies that accept our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion (subject to the review and approval of our Board) of OFS Services’ overhead in performing its obligations under the Administration Agreement, including rent, necessary software licenses and subscriptions, and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer, chief compliance officer and their respective staffs. The Administration Agreement may be renewed annually with the approval of our Board, including a majority of our directors who are not “interested persons.” The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that OFS Services outsources any of its functions, we pay the fees associated with such functions at cost without incremental profit to OFS Services.
Expenses recognized under the Administration Agreement with OFS Services for the years ended December 31, 2025, 2024 and 2023, are presented below (dollar amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Administration fees	$1,557	$1,521	$1,680
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
Board Approval of the Investment Advisory and Administrative Agreements
Our Board, including our independent directors, approved the continuation of the Investment Advisory Agreement at a meeting held on April 3, 2025. In reaching a decision to approve the continuation of the Investment Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
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
Our Board also reviewed services provided under the Administrative Agreement, and approved its continuation at the April 3, 2025 meeting.
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

In addition, we have submitted a new application for exemptive relief that, if granted, would supersede our existing Order and permit us to co-invest pursuant to a different set of conditions than those in our existing Order. However, there is no guarantee that the SEC will grant such application.
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy, put or call, options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the 3%, 5% and 10% limits imposed by the 1940 Act without obtaining exemptive relief. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses as they will be indirectly responsible for the costs and expenses of such companies. None of our investment policies are fundamental and may be changed without stockholder approval.
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
•is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
•satisfies any of the following:
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
On May 3, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the reduced asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 3, 2019, our minimum required asset coverage ratio decreased from 200% to 150%. See “Part 1, Item 1A. Risk Factors—Risks Related to our Business and Structure—We are subject to reduced asset coverage for borrowings, which increases the maximum amount of leverage we may incur.”

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
In addition, we have submitted a new application for exemptive relief that, if granted, would supersede our existing Order and permit us to co-invest pursuant to a different set of conditions than those in our existing Order. However, there is no guarantee that the SEC will grant such application. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.”
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
Our internet address is www.ofscapital.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains a website at http://www.sec.gov that contains such information. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K.
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
Proxy Voting Records. You may obtain information about how we voted proxies for the Company free of charge, by making a written request for proxy voting information to: OFS Capital Corporation, 222 W. Adams Street, Suite 1850, Chicago, Illinois 60606, Attention: Investor Relations, or by calling OFS Capital Corporation at (847) 734-2084. The SEC also maintains a website at http://www.sec.gov that contains such information.
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
We are also subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of: (1) 98% of our net ordinary income for each calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year (or, if we so elect, for that calendar year); and (3) any income and gains recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We may choose to retain a portion of our ordinary income and/or capital gain net income in any year and pay the 4% U.S. federal excise tax on the retained amounts. For the years ended December 31, 2025, 2024 and 2023, we recognized U.S. federal excise tax expense of $0.0 million, $(0.1) million and $0.0 million, respectively.
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
Some of the income and fees that we recognize may result in income that will not be considered “qualifying income” for the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may recognize such income and fees directly or indirectly through one or more entities taxed as corporations for U.S. federal income tax purposes. Such corporations are required to pay U.S. corporate income tax on their earnings, which ultimately reduces our return on such income and fees. OFSCC-MB, our taxable C-corporation subsidiary, held equity investments with an aggregate fair value of $4.8 million and $4.6 million as of December 31, 2025 and 2024, respectively, to prevent such non-qualifying income from adversely affecting our RIC status.
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
The application of our or an Affiliated Account’s governing documents and the policies and procedures of OFS Advisor are expected to vary based on the particular facts and circumstances surrounding each investment by two or more accounts, in particular when those accounts are in different classes of an issuer’s capital structure (as well as across multiple issuers or borrowers within the same overall capital structure) and, as such, there may be a degree of variation and potential inconsistencies, in the manner in which potential or actual conflicts are addressed.
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
In addition, we have submitted a new application for exemptive relief that, if granted, would supersede our existing Order and permit us to co-invest pursuant to a different set of conditions than those in our existing Order. However, there is no guarantee that the SEC will grant such application.
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
•Global economic, political and market conditions may adversely affect our business, our ability to secure debt financing, and our results of operations and financial condition, including our revenue growth and profitability.
•Events outside of our control, including public health crises, rapidly changing interest and inflation rates and significant market volatility, have negatively affected, and could continue to negatively affect, our investments and our results of operations.
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
•Insufficient cash flows may increase our risk of default of our debt obligations, including under our Unsecured Notes, our Natixis Facility and our Banc of California Credit Facility.
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
•Our investments in private and middle-market portfolio companies are generally considered lower credit quality obligations, are generally illiquid, are risky, and we could lose all or part of our investment.
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
•If we make subordinated investments, the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
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
Risks Related to Our Business and Structure
Global economic, political and market conditions may adversely affect our business, our ability to secure debt financing, and our results of operations and financial condition, including our revenue growth and profitability.
The uncertain state of the global economy, as well as various social, economic and political tensions in both the United States and around the world (including war, terrorist attacks and other forms of conflict), may contribute to increased market volatility, may have long term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. For example, there is currently geopolitical, economic and financial market instability in the United States, the United Kingdom, the European Union and China, and as a result of the ongoing war between Russia and Ukraine and activity in South America.
In addition, the impact of recent shifts in U.S. trade policy has added further uncertainty to global economic conditions. The U.S. government has imposed, and may continue to impose, significant increases in tariffs and other trade restrictions on certain foreign goods imported into the U.S. Some foreign governments, including China, have instituted retaliatory tariffs, on certain U.S. goods. These actions, and the possibility of further changes to international trade agreements, trade policies and immigration policies, could add to price and wage pressures and may elevate inflation. Any disruptions in the capital markets, as a result of economic, political and market instability (including as a result of the current U.S. presidential administration, the prolonged November 2025 shutdown of U.S. government services and the risk of additional shutdowns, strikes, work stoppages, labor shortages, labor disputes, supply chain disruptions and accidents), may increase the spread between the yields realized on risk-free and higher risk securities and can result in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and any other unfavorable economic conditions could increase our funding costs, limit our access to the capital markets and result in a decision by lenders not to extend credit to us.
The ongoing war between Russia and Ukraine and the resulting global responses, including economic sanctions by the United States, the European Union and other countries, and the escalated armed conflict and regional tensions in the Middle East and South America have increased, and could continue to increase, volatility and uncertainty in the financial markets and adversely affect regional and global economies. The extent and duration of the ongoing armed conflicts in Ukraine and the Middle East and the repercussions of such conflicts are impossible to predict, but could result in significant market disruptions and may further negatively affect global supply chains, energy prices, inflation and global growth.
The current inflationary environment may continue and some economists predict that the U.S. economy may enter an economic recession. The current economic and financial market instability as well as the risk of recession, may lead to financial institutions limiting their lending activity and refinancing transactions. It may become difficult for us to secure appropriate financing to finance the growth of our investments on acceptable economic terms. Market volatility is also likely to result in borrower defaults and/or restructuring of existing credit arrangements. Major public health incidents may lead to significant economic disruption in the economy of the United States and the economies of other nations. Any such disruption or future pandemics, as well as the generally negative economic impact of such events, may have adverse impacts on our business and our results of operations and financial condition. While certain markets have shown signs of stabilizing, market conditions remain uncertain and a period of deterioration and volatility could re-emerge.
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
Overall uncertainty in the global and U.S. economic environment may adversely affect our business, ability to secure debt financing, results of operations and financial condition, including our revenue growth and profitability. We continuously monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Events outside of our control, including public health crises, rapidly changing interest and inflation rates and significant market volatility, have negatively affected, and could continue to negatively affect, our investments and our results of operations.
Periods of market volatility may continue to occur in response to changes in interest rates and inflation rates, public health crises, or other events outside of our control. These types of events continue to lead to disruptions in local, regional, national and global markets and economies, may lead to a recession, and have adversely affected, and will continue to adversely affect, our operating results.
In the recent past, inflation rates and food and energy costs increased, reflecting labor market, supply chain and transportation disruptions. There is significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments may have a material impact on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Beginning in the fall of 2024, the U.S. Federal Reserve lowered interest rates several times, and although the U.S. Federal Reserve has signaled the potential for additional federal funds rate cuts, uncertainty remains regarding their timing and extent, including in response to federal policy developments and evolving inflation data.
Any of the foregoing factors, or other cascading effects of changing interest and inflation rates, could materially increase our costs, negatively impact our investment income and damage our results of operations and liquidity position, possibly to a significant degree. These impacts, the duration of which remains uncertain, have affected and will continue to adversely affect the Company’s operating results.
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
Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to stockholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that we: (i) declare on or before the later of the 15th day of the 9th month following the close of our taxable year or, in the case of an extension of time for filing our return for the taxable year, the due date for filing such return taking into account such extension; and (ii) pay during the following taxable year (but not later than the date of the first dividend payment of the same type of dividend made after such declaration). Such dividends will allow us to maintain our qualification for taxation as a RIC and eliminate our liability for corporate-level U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, we may defer distributions of income earned during 2025 until as late as December 31, 2026. However, if we choose to pay a spillover dividend, we will still incur the 4% U.S. federal excise tax on some or all of the distribution.
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
OFS Advisor is a wholly owned subsidiary of OFSAM, has no employees of its own and depends upon access to the investment professionals and other resources of OFSC and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. OFS Advisor also depends upon OFSC to obtain access to deal flow generated by the professionals of OFSC and its affiliates. Under a staffing agreement between OFSC and OFS Advisor, OFSC has agreed to provide OFS Advisor with the following services to enable OFS Advisor to undertake and perform its business activities as an investment adviser: (i) the provision of staff necessary to meet all staffing requirements, including making available experienced investment professionals and access to the senior investment personnel of OFSC and its affiliates; and (ii) the services of certain named members of the investment committee of OFS Advisor. Experienced investment professionals include investment professionals with reasonable industry experience who are responsible for making investment decisions, conducting research and analysis, and managing risks to achieve their clients’ financial goals. Roles and titles of such individuals include, but are not limited to, directors, associates and analysts who evaluate, structure, monitor and review investments of OFS Advisor and its clients, including the Company. Senior investment personnel include investment professionals that have developed a broad network of contacts within the investment community and that have an average of over 25 years of investment experience, including experience with structuring and investing in CLOs, as well as investing in assets that constitute the underlying assets held by typical CLOs in which the Company will invest. Roles and titles of such individuals include president, chief executive officer, chief financial officer, senior managing director and managing director. To manage potential conflicts of interest that may arise as a result of the staffing agreement, OFS Advisor and its clients, including the Company, have jointly adopted a Code of Ethics that is designed to address potential conflicts of interest and establishes applicable policies, guidelines and procedures that promote ethical practices and conduct by all personnel of OFS Advisor and OFSC and prevent violations of applicable laws, including the Advisers Act and the 1940 Act.
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
We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the OFSC senior professionals to achieve our investment objectives. Our future success will depend, to a significant extent, on the continued service and coordination of the OFSC senior management team, particularly Bilal Rashid, Glen Ostrander and Kenneth A. Brown (collectively, the “Senior Investment Team”). Each of these individuals is an employee at will of OFSC, and is not subject to an employment contract. In addition, we rely on the services of Richard Ressler, Chairman of the executive committee of OFSAM Holdings and Chairman of the Middle Market Investment Committee of OFS Advisor, Structured Credit Investment Committee of OFS Advisor and Broadly Syndicated Investment Committee of OFS Advisor pursuant to a consulting agreement with Orchard Capital Corporation. The departure of Mr. Ressler, any of the Senior Investment Team, any of the senior managers of OFSC, or of a significant number of its other investment professionals, could have a material adverse effect on our ability to achieve our investment objective.
We expect that OFS Advisor will continue to evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that OFSC senior professionals will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with OFSC and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objectives. In addition, individuals with whom the OFSC senior professionals have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.
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
Our ability to achieve our investment objectives and to grow will depend on our ability to manage our business. This, in turn, will depend on the ability of the Advisor Investment Committees to identify, invest in and monitor companies that meet our investment criteria. Achieving our investment objectives on a cost-effective basis will depend upon the Advisor Investment Committees’ ability to execute our investment process, their ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. OFS Advisor has substantial responsibilities under the Investment Advisory Agreement. OFS Advisor’s senior professionals and other personnel of OFS Advisor’s affiliates, including OFSC, may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
To the extent PIK interest and PIK dividends constitute a portion of our income, we will be required to include such income in taxable and accounting income prior to receipt of cash representing such income.
Our investments may include contractual PIK interest or PIK dividends, which represents contractual interest or dividends added to a loan balance or equity security and are due at the end of such loan’s or equity security’s term. To the extent PIK interest and PIK dividends constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash. Such risks include:
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
Many of our portfolio investments take the form of securities that are not publicly traded and their fair value may not be readily determinable. In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act (“Rule 2a-5”), which establishes requirements for good faith determinations of fair value, and addresses both the Board’s and the “valuation designee’s” roles and responsibilities relating to fair valuation. On September 7, 2022, pursuant to Rule 2a-5, our Board designated OFS Advisor, as valuation designee, to perform fair value determinations relating to our investments, for which market quotations are not readily available. In order for the Board to maintain oversight, OFS Advisor implemented the requirements as prescribed in Rule 2a-5. The determination of fair value and, consequently, the amount of unrealized gains and losses in our portfolio, are, to a significant degree, subjective and dependent on a valuation process undertaken by OFS Advisor and overseen by our Board. Valuation of certain investments will also be based, in part, upon third-party valuation models which take into account various unobservable inputs.
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
Certain factors that may be considered in determining the fair value of our investments include third-party yield benchmarks and comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and cash flow, the markets in which the portfolio company does business and other relevant factors. The models, information and/or underlying assumptions utilized by OFS Advisor will not always allow OFS Advisor to correctly capture the fair value of an asset. Because such valuations, and particularly valuations of securities that are not publicly traded, like those we hold, are inherently uncertain, they may fluctuate materially over short periods of time and may be based on estimates. OFS Advisor’s determinations of fair value may differ materially from the values that would have been used if an active public market for these securities existed. OFS Advisor’s determinations of the fair value of our investments have a material impact on our net earnings through the recording of unrealized appreciation or depreciation of investments and may cause our NAV on a given date to understate or overstate, possibly materially, the value that we may ultimately realize on one or more of our investments.
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
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We may pledge up to 100% of our assets and may grant a security interest in all of our assets, other than assets held in OFSCC-FS, under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have, had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock, as applicable. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, because the base management fee payable to OFS Advisor is payable based on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity), OFS Advisor has a financial incentive to cause us to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to OFS Advisor.
On May 3, 2018, the Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) of the Board, approved the application of a reduced 150% asset coverage ratio; therefore, provided certain conditions are met, we became subject to the reduced asset coverage ratio as of May 3, 2019. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—We are subject to reduced asset coverage for borrowings, which increases the maximum amount of leverage we may incur.” As of December 31, 2025, our asset coverage ratio was 156%.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
Assumed Return on Portfolio	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	(39.3)%	(25.5)%	(11.6)%	2.3%	16.2%
(1) Assumes $342.0 million in investments at fair value, $220.5 million in outstanding debt, $123.2 million in net assets, and an average cost of funds of 6.47% as of December 31, 2025. Our investment portfolio must experience an annual return of 4.17% at least to cover interest payments on the outstanding debt.
This example is for illustrative purposes only, and actual interest rates on and the amount of our borrowings are likely to fluctuate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Borrowings” for additional information.
Insufficient cash flows may increase our risk of default of our debt obligations, including under our Unsecured Notes, our Natixis Facility and our Banc of California Credit Facility.
Any default under the agreements governing our indebtedness, including under our Unsecured Notes, our Natixis Facility and our Banc of California Credit Facility, that is not waived and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on our other debt obligations. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. Our ability to generate sufficient cash flows in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure our stockholders that our business will generate cash flows from operations to meet the payment obligations of our debt obligations under our Unsecured Notes, our Natixis Facility and our Banc of California Credit Facility.
We are subject to reduced asset coverage for borrowings, which increases the maximum amount of leverage we may incur.
The 1940 Act generally prohibits a BDC from incurring indebtedness unless, immediately after such borrowing, it has an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of its assets). However, Section 61(a)(2) of the 1940 Act allows a BDC to reduce its asset coverage ratio from 200% to 150% if certain requirements are met, thereby increasing the maximum amount of leverage it may incur.
On May 3, 2018, our Board approved the application of the reduced asset coverage ratio available to us under Section 61(a)(2) of the 1940 Act. As a result, effective May 3, 2019, we were able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets). Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, our stockholders will experience increased risks of investing in our securities. If the value of our assets increases, then the additional leverage would cause the NAV attributable to our common stock to increase more sharply than it would have had we not increased our leverage. Conversely, if the value of our assets decreases, the additional leverage would cause NAV to decline more sharply than it otherwise would have had we not increased our leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the additional leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not increased our leverage. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Item 1A. Risk Factors—Risks Related to Our Business and Structure—We may finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.”
In addition, the ability of BDCs to increase their leverage will increase the capital available to them and thus intensify competition for the investments that we seek to make. This may negatively impact pricing on the investments that we do make and adversely affect our net investment income and results of operations.
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
A rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of incentive fees payable to OFS Advisor.
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
Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief at the time it enters into such an agreement that it will have sufficient cash and cash equivalents to meet all of its obligations under its unfunded commitment agreements as they become due. Collectively, these requirements may limit our ability to use derivatives and/or to enter into certain other financial contracts.
We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.
Preferred stock is another form of leverage and presents the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders. Additionally, preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any of our income or appreciation in excess of their stated preference.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we plan to make. We compete with public and private funds, other BDCs, commercial and investment banks, commercial finance companies and, to the extent they provide an alternative form of financing, private equity firms and hedge funds. Many of our competitors are substantially larger than we are and have considerably greater financial, technical and marketing resources than we do. For example, some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than us. Furthermore, many of our competitors are not subject to the regulatory restrictions imposed on us as a BDC under the 1940 Act or the source of income, asset diversification and distribution requirements necessary to maintain our RIC tax treatment. These advantages could allow our competitors to consider a wider variety of investment instruments, establish more extensive relationships and offer better pricing or more flexible structuring than we are able to. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities or make investments that are consistent with our investment objectives.
With respect to the investments we make, we will not seek to compete primarily on the basis of interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match the pricing, terms or structural features offered by our competitors. However, if we do match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and an increased risk of credit loss. We may also compete for investment opportunities with OFSAM Holdings and its affiliates or accounts managed by OFSAM Holdings’s affiliates. Although OFS Advisor will allocate opportunities in accordance with its policies and procedures, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and may not align with the best interests of us and our stockholders. Moreover, the performance of any investment will not be known at the time allocation decisions are made.
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
If we fail to qualify for tax treatment as a RIC for any reason, and certain cure provisions are not applicable, we would become subject to U.S. federal income tax imposed at corporate rates on all of our taxable income (including our net capital gains). The resulting taxes at corporate rates could substantially reduce our net assets, the amount of income available for distribution to stockholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our stockholders. See “Item 1. Business—Material U.S. Federal Income Tax Considerations—Taxation as a RIC.”
Our subsidiaries and portfolio companies may be unable to make distributions to us that will enable us to meet RIC requirements, which could result in the imposition of an entity-level tax.
In order for us to maintain our tax treatment as a RIC and to minimize corporate-level taxes, we are required to distribute, on an annual basis, substantially all of our taxable income, which includes income from our subsidiaries and portfolio companies. Distributions from OFSCC-FS to us are restricted by the terms and conditions of the Natixis Facility. If our subsidiaries and portfolio companies are unable to make distributions to us, this may result in the loss of our RIC tax treatment and a consequent imposition of a corporate-level federal income tax on us.
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
We distribute taxable distributions that are payable in cash or shares of our common stock at the election of each stockholder. In accordance with guidance issued by the Internal Revenue Service, a publicly traded RIC should generally be eligible to treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder is permitted to elect to receive his or her distribution either in cash or in stock of the RIC (even where there is a limitation on the percentage of the distribution payable in cash, provided that the limitation is at least 20%), subject to the satisfaction of certain guidelines. If too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If this and certain other requirements are met, for U.S. federal income tax purposes, the amount of the distribution paid in stock generally will be a taxable distribution in an amount equal to the amount of cash that could have been received instead of stock. If we decide to make any distributions consistent with this guidance that are payable in part in our stock, stockholders receiving such distribution would be required to include the full amount of the distribution (whether received in cash, our stock, or a combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock received as a dividend in order to pay this tax, it may be subject to transaction fees (e.g., broker fees or transfer agent fees) and, depending on the market price of our stock at the time of the sale, the sales proceeds may be less than the amount included in income with respect to the dividend. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.
Because we expect to distribute substantially all of our net ordinary income and net realized capital gains to our stockholders, we may need additional capital to finance our growth and such capital may not be available on favorable terms or at all.
We have elected to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify for tax treatment as RIC under the Code and will not have to pay U.S. federal income taxes at corporate rates on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our U.S. federal tax liability at corporate rates. Because we received the approval of our Board, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150% at the time we issue any debt or preferred stock. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—We are subject to reduced asset coverage for borrowings, which increases the maximum amount of leverage we may incur.” This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure investors that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.
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
The Banc of California Credit Facility provides us with a senior secured revolving line of credit of up to $25.0 million, with maximum availability equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base and otherwise specified in the Banc of California Credit Facility. The Banc of California Credit Facility is guaranteed by OFSCC-MB and secured by all of our and OFSCC-MB’s current and future assets, excluding assets held by OFSCC-FS, and our partnership interest in SBIC I LP. The Banc of California Credit Facility contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible NAV, a minimum quarterly net investment income after incentive fees and a maximum ratio of total liabilities divided by NAV. The Banc of California Credit Facility also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. The Banc of California Credit Facility permits us to fund additional investments as long as we are within the conditions set out in the Banc of California Credit Facility. Our continued compliance with these covenants depends on many factors, some of which are beyond our control, and there are no assurances that we will continue to comply with these covenants. Our failure to satisfy these covenants could result in foreclosure by our lender, which would accelerate our repayment obligations under the Banc of California Credit Facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. As of December 31, 2025, the Banc of California Credit Facility had an outstanding balance of $4.5 million and an unused commitment of $20.5 million, subject to a borrowing base and other covenants.
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
Previous economic downturns have resulted in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or changed payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. In addition, the duration and effectiveness of responsive measures implemented by governments and central banks to slow the effects of economic downturns cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of, or result in an increase in, market volatility, illiquidity and other adverse effects that could negatively impact the credit markets and us.
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
Ongoing developments in the banking sector could materially affect the success of our activities and investments.
Ongoing developments involving insolvency, closure, receivership or other financial distress or difficulty and related events experienced by certain U.S. and non-U.S. banks (each, a “Distress Event”), have generally caused uncertainty and fear of instability in the global financial system. In addition, eroding market sentiment and speculation of potential future Distress Events have caused other financial institutions — in particular smaller and/or regional banks — to experience volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions have withdrawn, or may withdraw in the future, significant sums from their accounts at these institutions, potentially triggering the occurrence of additional Distress Events. Notwithstanding intervention by certain U.S. and non-U.S. governmental agencies to protect the uninsured depositors of banks that have recently experienced Distress Events, there is no guarantee that depositors (which depositors could include us and/or portfolio companies) that have assets in excess of the Federal Deposit Insurance Corporation insurance limit on deposit with a financial institution that experiences a Distress Event will be made whole or, even if made whole, that such deposits will become available for withdrawal or other usage on a timely basis. For example, we regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. If a depository institution fails to return these deposits or is otherwise subject to adverse conditions in the financial or credit markets, our access to invested cash or cash equivalents could be limited which would adversely impact our results of operations or financial condition.
There is a risk that other banks, other lenders, or other financial institutions (including such financial institutions in their respective capacities as brokers, hedging counterparties, custodians, loan servicers, administrators, intermediary or other service providers) may be similarly impacted, and it is uncertain what steps (if any) government or other regulators may take in such circumstances. As a consequence, for example, we may be delayed or prevented from accessing funds or other assets, making any required payments under debt or other contractual obligations, paying distributions or pursuing key strategic initiatives. In addition, such banks’ or other financial institutions’ Distress Events and/or attendant instability could adversely affect, in certain circumstances, the ability of co-lenders or other parties to undertake and/or execute transactions with us, which in turn may result in fewer investment opportunities being made available to us or being consummated by us, result in shortfalls or defaults under existing investments, or impact our ability to provide additional follow-on support to portfolio companies.
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
Uncertainty caused by recent bank failures — and general concern regarding the financial health and outlook for other financial institutions — could have an overall negative effect on banking systems and financial markets generally. These recent developments may also have other implications for broader economic and monetary policy, including interest rate policy. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect us or our financial performance.
Changes in the laws or regulations governing our business, or changes in the interpretations thereof, and any failure by us to comply with these laws or regulations, could have a material adverse effect on our, and our portfolio companies’ business, results of operations or financial condition.
We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels, including those that govern BDCs, RICs, or non-depository commercial lenders. These laws and regulations, including applicable accounting standards and related interpretations, may change from time to time, including as the result of directives from the U.S. President and other executive branch officials and new laws, regulations, accounting standards and interpretations may also come into effect. A single political party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with whom we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. This could impose greater costs on all sectors and on financial services companies in particular and could have a material adverse effect on our business.
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
In addition, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, there may be increased challenges to existing agency regulations and it is unclear how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact regulatory constructs relating to consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other areas applicable to our business. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies, and may require additional resources to ensure our continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.
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
Legislative or other actions relating to taxes, including changes in how existing tax laws are interpreted or enforced, could have a negative effect on us. The laws dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The effect of any changes implemented by the current U.S. presidential administration, Congress or taxing authorities could be complex and far-reaching, and these laws and regulations and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations. For example, on July 4, 2025, the United States enacted “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (the “Act”), also known as the “One Big Beautiful Bill,” which includes significant amendments to the Code. The Act did not have a material impact on our consolidated financial statements. We also cannot predict with certainty how any future changes in the tax laws might affect us, our investors or our portfolio investments, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.
Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
The United States has recently enacted, and may continue to enact, significant new tariffs and U.S. trade policy with the rest of the world remains uncertain with respect to taxes, tariffs and import/export regulations, especially in response to the current U.S. presidential administration and Congress. Among other possible changes, changes in U.S. administrative policy may lead to significant increases in tariffs for imported goods. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us. Although the Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court's decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA.
The effect of global climate change or the legal, regulatory or market responses to such change may impact the operations of our portfolio companies.
There may be evidence of global climate change and the long-term effects of it are difficult to predict. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more systems backup, adding to costs, and can contribute to increased systems stress, including service interruptions.

Regulatory and voluntary initiatives launched by international, federal, state, and regional policymakers and regulatory authorities as well as private actors seeking to reduce greenhouse gas emissions may expose our investments to other types of transition risks, such as: (i) political and policy risks (including changing regulatory incentives, and legal requirements, including with respect to greenhouse gas emissions, that could result in increased costs or changes in business operations); (ii) regulatory and litigation risks (including changing legal requirements that could result in increased permitting, tax and compliance costs, changes in business operations, or the discontinuance of certain operations, and litigation seeking monetary or injunctive relief from impacts related to climate change); (iii) technology and market risks (including a declining market for investments in industries seen as greenhouse gas intensive or less effective than alternatives in reducing greenhouse gas emissions); (iv) business trend risks (including the increased attention to environmental, social and governance (“ESG”) considerations by our investors in their investment decisions); and (v) potential harm to our reputation if our stockholders believe that we are not adequately or appropriately responding to climate change and/or climate risk management, including through the way in which we operate our business, the composition of our portfolio, our new investments or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
Our Board may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.
Our Board has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval, except as provided otherwise in the 1940 Act. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under Delaware law, we also cannot be dissolved without prior stockholder approval except by judicial action. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the price value of our common stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.
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
OFS Advisor and its affiliates manage other assets, including those of other BDCs, registered investment companies, separately managed accounts, accounts for which OFS Advisor or its affiliates may serve as a sub-advisor and CLOs, and may manage the assets of other entities in the future. These other funds and entities may have similar or overlapping investment strategies. Our executive officers, directors and members of the Advisor Investment Committees serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds or other investment vehicles managed by OFS Advisor or its affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. For example, OFS Advisor currently serves as the investment adviser to HPCI, a non-traded BDC that invests in senior secured loans of middle-market companies in the United States, similar to those we target for investment, including first lien, second lien and unitranche loans as well as subordinated loans and, to a lesser extent, common stock, preferred stock and other equity securities. OFS Advisor also serves as the investment adviser to OCCI, a closed-end management investment company that primarily invests in CLO debt and subordinated securities. Therefore, many investment opportunities will satisfy the investment criteria for both HPCI and us and, in certain instances, investment opportunities may be appropriate for OCCI and us. HPCI operates as a distinct and separate entity and any investment in our common stock will not be an investment in HPCI. In addition, our executive officers serve in substantially similar capacities for HPCI and OCCI and certain of our independent directors serve in a similar capacity for HPCI or OCCI. Similarly, OFS Advisor and/or its affiliates may have other clients with, similar, different or competing investment objectives. In serving in these multiple capacities, our executive officers and directors, OFS Advisor and/or its affiliates, and members of the Advisor Investment Committees may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders.

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
There can be no assurance that we will be able to participate in all investment opportunities that are suitable for us. OFS Advisor will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy.
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
We may invest in debt and other securities of companies in which other Affiliated Accounts hold those same securities or different securities, including equity securities. In the event that we make such investments, our interests will at times conflict with the interests of such other Affiliated Accounts, particularly in circumstances where the underlying company is facing financial distress. Decisions about what action should be taken, particularly in troubled situations, raise conflicts of interest, including, among other things, whether or not to enforce claims, whether or not to advocate or initiate a restructuring or liquidation inside or outside of bankruptcy, and the terms of any work-out or restructuring. The involvement of multiple Affiliated Accounts at both the equity and debt levels could inhibit strategic information exchanges among fellow creditors, including among us and other Affiliated Accounts. In certain circumstances, we or other Affiliated Accounts may be prohibited from exercising voting or other rights and may be subject to claims by other creditors with respect to the subordination of their interests.
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
All of the independent directors of our Board also serve as independent directors of the board of directors of HPCI or OCCI, each of which is an Affiliated Fund managed by OFS Advisor. In their capacities as directors for an Affiliated Fund board, the independent directors have a duty to make decisions on behalf of that Affiliated Fund that are in the best interests of that Affiliated Fund and its stockholders. Accordingly, our independent directors may face conflicts of interest when making a decision on behalf of one Affiliated Fund that may not be in the best interest of the other Affiliated Fund(s). For example, the SEC has granted exemptive relief to us, OFS Advisor, HPCI, OCCI, and certain other of our affiliates to co-invest in certain transactions that would otherwise be prohibited by the 1940 Act. In accordance with that relief, the independent directors must make certain findings on behalf of each Affiliated Fund with respect to initial co-investment transactions, including that the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to the Affiliated Fund and its stockholders and do not involve overreaching in respect of the Affiliated Fund or its stockholders on the part of any of the other participants in the proposed transaction. Under such circumstances, the independent directors may face conflicts of interest when making these determinations on behalf of us, HPCI and OCCI.
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
Many of our portfolio investments are made in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. On September 7, 2022, pursuant to Rule 2a-5, our Board designated OFS Advisor as the valuation designee to perform fair value determinations relating to our investments. As valuation designee, OFS Advisor determines the fair value of our portfolio investments in good faith, and, as a result, there may be uncertainty as to the value of our portfolio investments. In addition, certain members of our Board who are not independent directors have a substantial indirect pecuniary interest in OFS Advisor. The participation of OFS Advisor in our valuation process, and the indirect pecuniary interest in OFS Advisor by those members of our Board, could result in a conflict of interest since OFS Advisor’s base management fee is based on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including assets owned by any consolidated entity).
We may have additional conflicts related to other arrangements with OFS Advisor or its affiliates.
We have entered into a license agreement with OFSAM under which OFSAM has granted us a non-exclusive, royalty-free license to use the name “OFS.” See “Item 1. Business—Management and Other Agreements—License Agreement.” In addition, we rent office space from a subsidiary of OFSAM and pay that subsidiary our allocable portion of overhead and other expenses incurred in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our officers, including our chief executive officer, chief financial officer and chief compliance officer. This creates conflicts of interest that our Board must monitor.
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
BDCs generally are prohibited under the 1940 Act from knowingly participating in certain transactions with their affiliates without the prior approval of the SEC. Those transactions include purchases and sales, and so-called “joint” transactions, in which a registered investment company and one or more of its affiliates engage in certain types of profit-making activities. Any person that owns, directly or indirectly, five percent or more of a registered investment company’s outstanding voting securities will be considered an affiliate of the registered investment company for purposes of the 1940 Act, and a BDC generally is prohibited from engaging in purchases or sales of assets or joint transactions with such affiliates, absent the prior approval of the SEC. Additionally, without the approval of the SEC, a registered investment company is prohibited from engaging in purchases or sales of assets or joint transactions with the registered investment company’s officers, directors, and employees, and advisor (and its affiliates).
BDCs may, however, invest alongside certain affiliates in certain circumstances where doing so is consistent with current law and SEC staff interpretations. For example, a BDC may invest alongside such affiliates consistent with guidance promulgated by the SEC staff permitting the registered investment company and such other accounts to purchase interests in privately placed securities so long as certain conditions are met, including that the BDC’s advisor, acting on the registered investment company’s behalf and on behalf of other clients, negotiates no term other than price. Co-investment with such other accounts is not permitted or appropriate under this guidance when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between the BDC’s interests and those of other accounts.
On August 4, 2020, we received the Order from the SEC, which superseded our prior co-investment exemptive order issued on October 12, 2016, and provides us with greater flexibility to enter into co-investment transactions. The Order permits us to co-invest in portfolio companies with certain other funds managed by OFS Advisor or investment advisers controlling, controlled by, or under common control with OFS Advisor provided we comply with certain conditions. Pursuant to the Order, we are generally permitted to co-invest with such funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that: (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned; (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies; (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than on which our affiliates are investing; and (4) the proposed investment by us would not benefit OFS Advisor, other affiliates that are participating in the investment, or any affiliated person of any of them (other than parties to the transaction), except to the extent permitted by the exemptive relief and applicable law, including the limitations set forth in Section 57(k) of the 1940 Act.
In addition, we have submitted a new application for exemptive relief that, if granted, would supersede our existing Order and permit us to co-invest pursuant to a different set of conditions than those in our existing Order. However, there is no guarantee that the SEC will grant such application.
When we invest alongside OFSAM Holdings and its affiliates or their respective other clients, OFS Advisor will, to the extent consistent with applicable law, regulatory guidance, and/or the Order, allocate investment opportunities in accordance with its allocation policy. Under this allocation policy, if two or more investment vehicles with similar or overlapping investment strategies are in their investment periods, an available opportunity will be allocated based on the provisions governing allocations of such investment opportunities in the relevant organizational, offering or similar documents, if any, for such investment vehicles. In the absence of any such provisions, OFS Advisor will consider the following factors and the weight that should be given with respect to each of these factors:
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
When not relying on the Order, priority as to opportunities will generally be given to accounts that are in their “ramp-up” period, or the period during which the account has yet to reach sufficient scale such that its investment income covers its operating expenses, over the accounts that are outside their ramp-up period but still within their investment or re-investment periods. However, application of one or more of the factors listed above, or other factors determined to be relevant or appropriate, may result in the allocation of an investment opportunity to a fund no longer in its ramp-up period over a fund that is still within its ramp-up period.
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
In the course of our investing activities, we will pay management and incentive fees to OFS Advisor. The base management fee is based on our total assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts and including assets owned by any consolidated entity). As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and including any assets owned by any consolidated entity), OFS Advisor will benefit when we incur debt or use leverage. Our Board is charged with protecting our interests by monitoring how OFS Advisor addresses these and other conflicts of interest associated with its management services and compensation. While our Board is not expected to review or approve each borrowing or incurrence of leverage, our independent directors will periodically review OFS Advisor’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. Nevertheless, as a result of this arrangement, OFS Advisor or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to potential conflicts.
We may pay an incentive fee on income we do not receive in cash.
The portion of the incentive fee payable to OFS Advisor that relates to our pre-incentive fee net investment income is computed and paid on income that may include interest or other income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for OFS Advisor to the extent that it may encourage OFS Advisor to favor debt financings that provide for deferred interest, rather than current cash payments of interest. OFS Advisor may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because OFS Advisor is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive previously accrued deferred income in cash.
OFS Advisor’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify OFS Advisor against certain liabilities, which may lead OFS Advisor to act in a riskier manner on our behalf than it would when acting for its own account.
Under the Investment Advisory Agreement, OFS Advisor will not assume any responsibility to us other than to render the services called for under that agreement, and it will not be responsible for any action of our Board in following or declining to follow OFS Advisor’s advice or recommendations. Under the terms of the Investment Advisory Agreement, OFS Advisor and its affiliates, and its and their respective directors, officers, employees, members, managers, partners and stockholders, will not be liable to us or any subsidiary of ours, or our or their respective directors, officers, employees, members, managers, partners, or stockholders, for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting willful misfeasance, bad faith, gross negligence or reckless disregard of such person’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify OFS Advisor and its affiliates, and its and their respective directors, officers, employees, members, managers, partners, and stockholders, from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to willful misfeasance, bad faith, gross negligence or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead OFS Advisor to act in a riskier manner when acting on our behalf than it would when acting for its own account.
OFS Advisor can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
OFS Advisor has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, regardless of whether we have found a replacement or not. If OFS Advisor resigns, we may not be able to find a new investment advisor or hire internal management with similar expertise and the ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, and our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected, which may cause the value of our shares to decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise currently provided by OFS Advisor and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
OFS Services can resign from its role as our Administrator under the Administration Agreement, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
OFS Services has the right to resign under the Administration Agreement, regardless of whether we have found a replacement or not. If OFS Services resigns, we may not be able to find a new administrator or hire internal management with similar expertise and the ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, and our financial condition, business and results of operations, as well as our ability to pay distributions, are likely to be adversely affected, which may cause the value of our shares to decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise currently provided by OFS Services. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

Risks Related to BDCs
Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital. As a BDC, we will need to raise additional capital, which will expose us to risks, including the typical risks associated with leverage.
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, as a BDC, we are permitted to issue senior securities only to the extent that, after each issuance of senior securities, our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of gross assets, less all liabilities and indebtedness not represented by senior securities. If the value of our assets declines, we may be unable to satisfy this test. In that circumstance, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. If we issue senior securities, we will be exposed to the typical risks associated with leverage, including an increased risk of loss.
On May 3, 2018, the Board, including a “required majority” (as such term is defined in section 57(o) of the 1940 Act) of the Board, approved the application of a reduced 150% asset coverage ratio and, as a result, the minimum asset coverage ratio applicable to us was decreased from 200% to 150% effective May 3, 2019. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—We are subject to reduced asset coverage for borrowings, which increases the maximum amount of leverage we may incur.”
As of December 31, 2025, we had $220.5 million of debt outstanding. Our ability to incur additional debt while continuing to remain in compliance with the asset coverage test will be limited. We may seek an additional credit facility to finance investments or to support working capital requirements. There can be no assurance that we will be able to obtain such financing on favorable terms or at all.
If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in our stockholders’ best interest. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive dividends would be senior to those of holders of shares of our common stock. We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve any such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). On July 30, 2025, our stockholders approved a proposal that authorizes us to issue shares of our common stock at a price below our current NAV, subject to certain limitations, for up to 12 months from such approval. If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and our stockholders might experience dilution.
Our ability to invest in public companies may be limited in certain circumstances.
To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization of less than $250 million at the time of such investment and meets the other specified requirements.
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
Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions could further increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even if we have structured our investment as senior secured debt, a bankruptcy court could, depending on the facts and circumstances — including the extent to which we provided managerial assistance to that portfolio company — re-characterize our debt investment and subordinate all or a portion of our claim to those of other creditors.
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
Certain of our portfolio companies may operate in industries that have been, or may be, impacted by the effects of persistent or fluctuating inflation. Although U.S. inflation rates have fluctuated in recent periods, they remain above long-term historic levels over the past several decades. Such inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass increased costs of their operations to their customers, their operating results could be adversely affected. Such conditions would increase the risk of default on their obligations as a borrower. Portfolio companies with revenue streams that adjust slowly or are unable to adjust to changes in inflation may experience margin compression even if input costs stabilize. In addition, any projected future decreases in our portfolio companies’ operating results due to the effects of inflation could adversely impact the fair value of those investments. Inflationary pressures may also contribute to currency fluctuations and influence monetary policy decisions, which could indirectly affect the fair value of our investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.
Fluctuations in interest rates could have a material adverse effect on our business and that of our portfolio companies.
Fluctuations in interest rates could have a dampening effect on overall economic activity, the financial condition of our portfolio companies and the financial condition of the end customers who ultimately create demand for the capital we supply, all of which could negatively affect our business, financial condition or results of operations. Although the Federal Reserve has signaled the potential for additional federal funds rate cuts, there remains uncertainty around the rate and timing of any such decreases, including as a result of the current U.S. presidential administration. Uncertainty surrounding future Federal Reserve actions may have a material effect on our business, making it particularly difficult for us to obtain financing at attractive rates impacting our ability to execute on our growth strategies or future acquisitions.
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
Any of these factors could materially adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to collect principal and interest payments owed to us in a timely manner.
The documents governing our Broadly Syndicated Loans, the loans to our portfolio companies and the loans underlying our CLO investments may allow for “priming transactions.”
The documents governing our Broadly Syndicated Loans, the loans to our portfolio companies and the loans underlying our CLO investments may allow for “priming transactions,” where majority lenders or debtors can amend the documents to the detriment of other lenders, in order to move collateral, or in order to facilitate capital outflow to other parties/

subsidiaries in a capital structure, any of which may adversely affect our rights and security priority with respect to such loans or result in the loss of all or a significant part of such investment.
Our investments in private and middle-market portfolio companies are generally considered lower credit quality obligations, are generally illiquid, are risky, and we could lose all or part of our investment.
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
Middle-market companies are more likely to be considered lower grade investments, commonly called “junk bonds,” which are either rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment, or may be unrated but determined by OFS Advisor to be of comparable quality. Lower grade securities or comparable unrated securities are considered predominantly speculative regarding the issuer’s ability to pay interest and principal, and are susceptible to default or decline in market value due to adverse economic and business developments. The market values for lower grade debt tend to be very volatile and are less liquid than investment grade securities. For these reasons, an investment in the Company is subject to the following specific risks: (i) increased price sensitivity due to a deteriorating economic environment; (ii) greater risk of loss due to default or declining credit quality; (iii) the inability to make interest and/or principal payments due to adverse company-specific events; and (iv) depression of the price and liquidity of lower grade securities if a negative perception of the lower grade debt market develops. This negative perception could last for a significant period of time.
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
We have purchased, and may purchase in the future, common stock and other equity securities, including warrants, in various portfolio companies. Although equity securities historically have generated higher average total returns than debt securities over the long term, equity securities may experience more volatility in those returns than debt securities. The equity securities we acquire may fail to appreciate, decline in value or lose all value, and our ability to recover our investment will depend on the portfolio company’s success. Investments in equity securities involve a number of significant risks, including the risk of further dilution in the event the portfolio company issues additional securities or the inability to transfer or sell these positions, which could erode the value of these securities. Investments in preferred securities involve special risks, such as the risk of deferred distributions, illiquidity and limited voting rights.
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
In addition to the general risks associated with debt securities and structured products discussed herein, CLOs carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that the investments in CLOs are subordinate to other classes or tranches thereof; (iv) the potential for spread compression in the underlying loans of the CLO, which could reduce credit enhancement in the CLOs; and (v) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results. CLO equity securities that we may acquire are subordinated to more senior tranches of CLO debt. CLO equity securities are subject to increased risks of default relative to the holders of more senior priority interests in the same securities. In addition, at the time of issuance, CLO equity securities are under-collateralized in that the liabilities of a CLO at inception exceed its total assets. When we invest in a CLO, we may be in a first loss or subordinated position with respect to realized losses on the CLO’s assets. In addition, we may recognize phantom taxable income from our investments in the subordinated tranches of CLOs.
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
In addition, the portfolios of certain CLOs in which we may invest may contain “covenant-lite” loans. Accordingly, to the extent we are exposed to “covenant-lite” loans, we may have a greater risk of loss on such investments as compared to investments in, or exposure to, loans with financial maintenance covenants. Separately, we may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting CLO or any other investment we may make. If any of these occur, it could adversely affect our operating results and cash flows.
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
We may invest in Structured Finance Securities that comprise the equity tranche of CLOs, which are junior in priority of payment and are subject to certain payment restrictions generally set forth in an indenture governing such investments. In addition, Structured Finance Securities generally do not benefit from any creditors’ rights or the ability to exercise remedies under the indenture governing such investments. Structured Finance Securities are not guaranteed by another party and are subject to greater risk than the secured notes issued by the CLO. CLOs are typically highly leveraged, utilizing up to approximately 9-13 times leverage, and therefore Structured Finance Securities are subject to a risk of total loss. There can be no assurance that distributions on the assets held by the CLO will be sufficient to make any distributions or that the yield on the Structured Finance Securities will meet our expectations.
CLOs generally may make payments on Structured Finance Securities only to the extent permitted by the payment priority provisions of an indenture governing the notes issued by the CLO. CLO indentures generally provide that principal payments on Structured Finance Securities may not be made on any payment date unless all amounts owing under the secured notes are paid in full.
We will have no influence on the management of underlying investments managed by non-affiliated third-party CLO collateral managers.
We are not responsible for, and have no influence over, the asset management of the portfolios underlying the Structured Finance Securities we hold, as those portfolios are managed by non-affiliated third-party CLO collateral managers. Similarly, we are not responsible for, and have no influence over, the day-to-day management, administration or any other aspect of the issuers of the CLOs. As a result, the values of the portfolios underlying our Structured Finance Securities could decrease as a result of decisions made by third-party CLO collateral managers.
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
Borrowers of Broadly Syndicated Loans may be permitted to designate unrestricted subsidiaries under the terms of their financing agreements, which would exclude such unrestricted subsidiaries from restrictive covenants under the financing agreement with the borrower. This would allow the borrower to take various actions with respect to the unrestricted subsidiary including, among other things, incurring debt, granting security on its assets, selling assets, paying dividends or distributing shares of the unrestricted subsidiary to the borrower’s stockholders. Any of these actions could increase the amount of leverage that the borrower is able to incur and increase the risk involved in our investments in Broadly Syndicated Loans accordingly.
If the value of the collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.
The lack of liquidity in our investments may adversely affect our business.
Most of our assets are presently invested in illiquid securities, and a substantial portion of our investments in leveraged companies is subject to legal and other restrictions on resale or is otherwise less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, OFS Advisor, OFSAM Holdings or any of its other affiliates have material non-public information regarding such portfolio company.
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by OFS Advisor, as our valuation designee. In determining the fair value of our investments, OFS Advisor may consider the following types of factors, as relevant:
•comparisons of the portfolio company’s securities to publicly traded securities;
•the enterprise value of the portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments, its earnings profile and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and broader credit market conditions that may affect the price at which similar investments may be made in the future and other relevant factors.
When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, OFS Advisor will use the pricing indicated by that external event to corroborate the valuation. We will record decreases in the market values or fair values of our investments as unrealized depreciation. Pricing declines and reduced liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may also reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our portfolio is, and may in the future be, concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments underperform or if we are required to write down the value of any individual investment. Additionally, while we are not targeting investments in any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
As of December 31, 2025, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, based on its fair value of $79.4 million, $79.2 million of which represents unrealized appreciation, accounted for 23.2% of our total investment portfolio at fair value, or 64.5% of total net assets. A deterioration in this portfolio company’s operating performance or other factors underlying the valuation of this investment could have a material impact on our NAV.
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we may make additional “follow-on” investments in that portfolio company in order to:
•increase or maintain, in whole or in part, our position as a creditor or equity ownership percentage;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.
We have discretion to make follow-on investments, subject to the availability of capital resources. The failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because: (i) we may not want to increase our level of risk; (ii) we prefer other opportunities; or (iii) we are constrained by BDC regulatory requirements or the desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by OFS Advisor’s allocation policy.
Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to exercise control over our portfolio companies or prevent decisions by management of our portfolio companies that could decrease the value of our investments.
We generally do not hold controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.
Defaults by our portfolio companies will harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, the acceleration or termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
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
Additionally, certain loans that we make to portfolio companies may be secured on a second-priority basis by the same collateral securing first-priority debt of such companies. The senior-secured liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first-priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second-priority liens after payment in full of all obligations secured by the first-priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second-priority liens, then we, to the extent we are not repaid from the proceeds of the sale of the collateral, would only have an unsecured claim against the portfolio company’s remaining assets, if any.
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
We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, to the extent any such assets remain.

If we make subordinated investments, the portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
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
A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company that are typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate, or we may be required to repurchase the securities, in each case resulting in potential liabilities. These arrangements may result in contingent liabilities that ultimately create funding obligations that we must satisfy through our return of distributions previously made to us.
We may expose ourselves to risks if we engage in hedging transactions.
While we do not currently engage in hedging transactions, if we were to engage in hedging transactions, we would expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions arising from changes in currency exchange rates and market interest rates.
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
The 1940 Act generally requires that 70% of our investments be in issuers that are organized under the laws of, and have their principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. We expect that these investments would focus on the same debt investments that we make in U.S. middle-market companies and/or Broadly Syndicated Loans and, accordingly, would be complementary to our overall strategy and enhance the diversity of our holdings. However, our investments in CLO securities are generally made in non-U.S. entities.
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
Since we may incur leverage to make investments, our net investment income depends, in part, on the difference between the rate at which we borrow funds and the rate at which we invest those funds.
In a fluctuating interest rate environment, any leverage that we incur may bear a higher or lower interest rate than previously incurred. There may not, however, be a corresponding change in our investment income. In the event that our interest expense were to increase relative to income, it might reduce our ability to service the interest obligations on, and to repay the principal of, our indebtedness, and our net investment income could be adversely impacted, as well as our capacity to pay distributions to our stockholders.
The fair value of certain of our investments may be significantly affected by changes in interest rates. Although senior secured loans are generally floating rate instruments, our investments in senior secured loans through CLOs are sensitive to interest rate levels and volatility. Although CLOs are generally structured to mitigate the risk of interest rate mismatch, there may be some difference between the timing of interest rate resets on the assets and liabilities of a CLO. Such a mismatch in timing could have a negative effect on the amount of funds distributed to CLO equity investors. In addition, CLOs may not be able to enter into hedge agreements, even if it may otherwise be in the best interests of the CLO to hedge such interest rate risk. Furthermore, in a fluctuating interest rate environment and/or economic downturn, loan defaults may increase, resulting in losses for the CLOs in which we invest and result in credit losses that may adversely affect our cash flow, fair value of our assets and operating results.
In addition, fluctuating interest rates may influence prepayment rates, as corporate borrowers seek to avoid escalating interest payments or to refinance floating rate loans. Further, a general rise in interest rates will increase the financing costs of CLOs.
SOFR Floor Risk. Because CLOs generally issue debt on a floating rate basis, an increase in the Secured Overnight Financing Rate (“SOFR”) will increase the financing costs of CLOs. Many of the senior secured loans held by these CLOs have SOFR floors such that, when SOFR is below the stated SOFR floor, the stated SOFR floor (rather than SOFR itself) is used to determine the interest payable under the loans. Therefore, if SOFR increases but stays below the average SOFR floor rate of the senior secured loans held by a CLO, there would not be a corresponding increase in the investment income of such CLOs. The combination of increased financing costs without a corresponding increase in investment income in such a scenario would result in smaller distributions to equity holders of a CLO.
Reference Rate Risk. As of September 30, 2024, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published. On March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation established a uniform benchmark replacement process for certain financial contracts that matured after June 30, 2023 and that do not contain clearly defined or practicable LIBOR fallback provisions. The Federal Reserve Board adopted a final rule in December 2022 implementing the LIBOR Act and specified benchmarks based on SOFR.
Although the transition process away from LIBOR has become increasingly well-defined, the transition process remains complex. SOFR appears to be the preferred replacement for U.S. dollar LIBOR, but it is unclear if other benchmarks may emerge. These developments and the use of SOFR or other alternative reference rates could have adverse impacts on our business, financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by us.
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
Relatedly, a decrease in interest income generated by senior secured loans held by the CLO Portfolio Companies might lower the cash flows available to the Company from its CLO investments, particularly its equity tranches. Lower interest rates may result in increased loan prepayments and reinvestment of proceeds at reduced yields. As a result, a declining interest rate environment could negatively impact the Company’s net investment income and the amount of dividends the Company is able to distribute to stockholders. Additionally, given the structure of the incentive fee payable to OFS Advisor, a general increase in interest rates will likely have the effect of making it easier for OFS Advisor to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement without any corresponding increase in relative performance on the part of OFS Advisor.
Risks Related to Our Securities and an Investment in our Common Stock
There is a risk that stockholders may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
We have made distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. In addition, due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions.
When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated taxable (or tax-basis) earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s basis in our stock and, assuming that an investor holds our stock as a capital asset, thereafter as a capital gain. A return of capital represents a return to stockholders of a portion of their original investment in us rather than income or capital gains.
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
•exclusion of our common stock from certain market indices, such as the Russell 2000 Financial Services Index, which could reduce the ability of certain investment funds to own our common stock and create short-term selling pressure on our common stock;
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
The shares of our common stock beneficially owned by our principal stockholders, including OFSAM Holdings, are generally available for resale, subject to the provisions of Rule 144 promulgated under the Securities Act unless they are registered for sale under the Securities Act. OFSAM Holdings is entitled to the benefits of a registration rights agreement granting OFSAM Holdings the right to require us to register its shares for resale. Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.
Certain provisions of the Delaware General Corporation Law and our Certificate of Incorporation and Bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.
The Delaware General Corporation Law, our Certificate of Incorporation and our Bylaws contain provisions that may have the effect of discouraging a third-party from making an acquisition proposal for us. We have also adopted measures that may make it difficult for a third-party to obtain control of us, including provisions of our Certificate of Incorporation dividing our Board into three classes with the term of one class expiring at each annual meeting of stockholders. These anti-takeover provisions may inhibit a change in control in circumstances that could provide the holders of our common stock with the opportunity to realize a premium over the market price of our common stock.
Our common stock may trade below its NAV per share, which limits our ability to raise additional equity capital.
If our common stock is trading below its NAV per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have historically traded at discounts to their NAVs. As of December 31, 2025, our NAV per share was $9.19 and the closing price of our common shares on The Nasdaq Global Select Market was $4.76. If our common stock trades below NAV, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below NAV is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our NAV.
If we issue preferred stock, debt securities or convertible debt securities, the NAV of our common stock may become more volatile.
We cannot assure the holders of our common stock that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the NAV of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the NAV of our investments would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, leverage would result in a greater decrease in NAV to the holders of our common stock than if we were not leveraged through the issuance of preferred stock.
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
The 1940 Act requires that holders of shares of preferred stock be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes.
Our Unsecured Notes are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future and will rank pari passu with, or equal to, all outstanding and future unsecured, unsubordinated indebtedness issued by us and our general liabilities.
Our Unsecured Notes are not secured by any of our assets or any of the assets of any of our subsidiaries. As a result, the Unsecured Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have outstanding (including the Banc of California Credit Facility and the Natixis Facility) or that we or our subsidiaries may incur in the future (or any indebtedness that is initially unsecured and to which we subsequently grant a security interest) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our secured indebtedness or secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Unsecured Notes.
The Unsecured Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The Unsecured Notes are obligations exclusively of the Company, and not of any of our subsidiaries. None of our subsidiaries are a guarantor of the Unsecured Notes, and the Unsecured Notes will not be required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the Unsecured Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such entities (and therefore the claims of our creditors, including holders of the Unsecured Notes) with respect to the assets of such entities. Even if we are recognized as a creditor of one or more of these entities, our claims would still be effectively subordinated to any security interests in the assets of any such entity and to any indebtedness or other liabilities of any such entity senior to our claims. Consequently, the Unsecured Notes will be structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our existing or future subsidiaries, including SBIC I LP and OFSCC-FS. Certain of these entities currently serve as guarantors under the Banc of California Credit Facility or the Natixis Facility, and in the future our subsidiaries may incur substantial additional indebtedness, all of which is and would be structurally senior to the Unsecured Notes.
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
The indenture under which the Unsecured Notes were issued offers limited protection to holders of the Unsecured Notes. The terms of the indenture and the Unsecured Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the Unsecured Notes. In particular, the terms of the indenture and the Unsecured Notes will not place any restrictions on our or our subsidiaries’ ability to:
• issue securities or otherwise incur additional indebtedness or other obligations, including: (i) any indebtedness or other obligations that would be equal in right of payment to the Unsecured Notes; (ii) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Unsecured Notes to the extent of the values of the assets securing such debt; (iii) our indebtedness that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Unsecured Notes; and (iv) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in those entities and therefore rank structurally senior to the Unsecured Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A), as modified by the provisions of Section 61(a), of the 1940 Act as may be applicable to us from time to time, or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in each case, to any exemptive relief granted to us by the SEC. Currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% (now 150%, effective since May 3, 2019)

after such borrowings. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—We are subject to reduced asset coverage for borrowings, which increases the maximum amount of leverage we may incur”;
• pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Unsecured Notes, including subordinated indebtedness, in each case, other than dividends, purchases, redemptions or payments that would cause our asset coverage to fall below the threshold specified in Section 18(a)(1)(B), as modified by the provisions of Section 61(a), of the 1940 Act as may be applicable to us from time to time, or any successor provisions, giving effect to: (i) any exemptive relief granted to us by the SEC; and (ii) any no-action relief granted by the SEC to another BDC (or to us if we determine to seek such similar no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B), as modified by the provisions of Section 61(a), of the 1940 Act as may be applicable to us from time to time in order to maintain the BDC’s status as a RIC under Subchapter M of the Code. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% (now 150%, effective since May 3, 2019) at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. See “Item 1A. Risk Factors—Risks Related to our Business and Structure—We are subject to reduced asset coverage for borrowings, which increases the maximum amount of leverage we may incur”;
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
We may choose to redeem the Unsecured Notes Due July 2028, the Unsecured Notes Due October 2028, or the Unsecured Note due August 2029, each without a prepayment penalty, at any time prior to their respective maturities, especially if prevailing interest rates are lower than the rate borne by the Unsecured Notes. If prevailing rates are lower at the time of redemption, and we redeem the Unsecured Notes, Unsecured Note holders would likely not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Unsecured Notes being redeemed. Our redemption right may also adversely impact Unsecured Note holders’ ability to sell the Unsecured Notes.
General Risk Factors
We may experience fluctuations in our quarterly operating results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the level of our expenses, variations in the timing and recognition of realized and unrealized gains or losses, variations in the timing and recognition of any non-recurring fee or dividend income, distributions from portfolio companies, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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
Our business faces increasing public scrutiny related to ESG activities, which are often perceived to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized.
ESG integration and responsible investing practices are rapidly evolving, and there are different principles, frameworks, methodologies and tracking tools being developed and implemented. Our adherence to these principles, frameworks, methodologies and tools may vary over time. We risk damage to our brand and reputation if we fail to act (or are perceived to not act) responsibly in a number of areas, such as diversity, equity and inclusion, environmental stewardship, corporate governance, support for local communities, transparency and the consideration of ESG factors in our investment processes. Adverse incidents related to ESG activities could impact the value of our brand, the cost of our operations and our relationships with investors, any of which could adversely affect our business and results of operations. At the same time, there are various approaches to responsible investing and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to any ESG activities may be perceived negatively. Political and legal scrutiny of ESG practices has intensified, and “anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies and legislation or issued related legal opinions. Other jurisdictions have adopted or proposed mandatory ESG disclosure regimes or investment restrictions. If investors subject to such legislation view any of our ESG activities as being inconsistent with such “anti-ESG” policies, legislation or legal opinions, those investors may not invest in us and this could negatively affect the price of our common stock.
We may be subject to disclosure laws and regulations related to a range of sustainability matters, including greenhouse gas emissions; climate change risks; diversity, equity and inclusion; and human rights matters. For example, in 2023, California passed the Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, which will impose broad climate-related disclosure obligations on U.S.-organized entities that meet certain revenue thresholds and do business in California, as well as the Voluntary Carbon Market Disclosures Act, which is focused on the voluntary carbon market for carbon credits but also includes disclosure requirements for companies with a required nexus to California making certain climate-related claims. Other jurisdictions have also enacted or are considering enacting mandatory climate and sustainability reporting laws and laws requiring disclosure of other ESG topics, such as human capital. Compliance with such laws, if they survive any legal challenges, may require implementing or modifying systems and procedures for the collection and processing of relevant data and related internal and external controls, changes to management and/or operational obligations, and dedication of substantial time and financial resources. The compliance burden and related costs may increase over time. Failure to comply with applicable laws may lead to investigations and audits, fines, other enforcement actions, liabilities or reputational damage.
There are a number of different principles, frameworks, and/or methodologies for integrating sustainability-related incentives, mandates, and/or reporting requirements into financing arrangements. Any principles, frameworks, and/or methodologies which we anticipate referencing or utilizing may not align with our peers and/or those preferred by prospective investors. In addition, unless otherwise stated in our regulatory disclosures, no assurance is given that any of our financing arrangements will align with particular market frameworks.
Regulatory initiatives related to ESG, and the scope and timing of these initiatives, could also adversely affect our business. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our investments conduct business and adversely affect our profitability.
Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, any of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.
The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, which, despite the implementation of a variety of security measures, are vulnerable to security breaches and cybersecurity incidents. A cybersecurity incident is any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or our portfolio companies. These incidents may be intentional attacks or unintentional events and could involve gaining unauthorized access to our information systems or those of our portfolio companies or third-party vendors to misappropriate assets, steal confidential information, corrupt data or cause operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our information technology systems and the information technology systems of our portfolio companies and our third-party vendors, may be vulnerable to security breaches and cyber-attacks, which may result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation damage to business relationships and damage to our competitiveness, stock price, and long-term stockholder value. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As our, our portfolio companies’ and our third-party vendors’ reliance on technology, which may also include embedded artificial intelligence (“AI”), has increased, so too have the risks posed to our information systems, both internally and those provided by OFS Services and third-party service providers, and the information systems of our portfolio companies. OFS Advisor has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, cannot guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be adversely impacted by such an incident.
In addition, cybersecurity has become a top priority for regulators around the world, including the SEC, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Even the most well-protected information, networks, systems and facilities may remain vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases, are designed to not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks and upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. If we fail to comply with relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage. Further, the increased use of mobile and cloud technologies as remote and flexible work arrangements have expanded our and our portfolio companies’ vulnerability to a cybersecurity risk or incident. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard systems could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct business operations. In addition, remote work, whether by us, our portfolio companies, or our service providers, may strain technology resources, introduce operational risks and otherwise heighten the risks described above.
Increased data protection regulation may result in greater complexities and risk in connection with the operation of our business.
We operate in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or otherwise indemnified. Cybersecurity has become a priority for regulators in the U.S. and globally. Many jurisdictions in which we or our portfolio companies may operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, and these laws and regulations can be inconsistent across jurisdictions and are subject to evolving and, at times, conflicting interpretations. Government officials and regulators, privacy advocates and class-action attorneys are increasingly scrutinizing how companies collect, process, use, store, share and transmit personal data. This scrutiny can lead to new and shifting interpretations of existing laws, which may further impact our business. For example, the General Data Protection Regulation in the European Economic Area and the United Kingdom continues to be interpreted by European and UK courts in novel ways, leading to shifting requirements, country specific differences in application and uncertain enforcement priorities. More recently, new and emerging state laws in the United States on privacy, data and related technologies, such as the California Consumer Privacy Act and the California Privacy Rights Act, as well as industry self-regulatory codes and regulatory requirements, create new privacy and security compliance obligations and expand the scope of potential liability, either jointly or severally with our customers and suppliers. As a security example, pursuant to the SEC’s Rules on Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, we are required to make certain disclosures related to material cybersecurity incidents and the reasonably likely impact of such an incident on Form 8-K and will be required to make certain other cybersecurity disclosures, including in this Annual Report on Form 10-K. Determining whether a cybersecurity incident is notifiable or reportable may not be straightforward and any such mandatory disclosures could be costly and lead to negative publicity, loss of customer confidence in the effectiveness of our security measures, diversion of management’s attention and governmental investigations. Non-compliance with any of the aforementioned laws, rules or regulations or other similar laws, rules and regulations, represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we fail to comply with the relevant laws and regulations, it could result in regulatory investigations or penalties.
We are subject to risks associated with artificial intelligence and machine learning technology.
Recent technological advances in AI and machine learning technology (“Machine Learning Technology”), including the rapid growth and widespread availability of generative AI applications, could pose new or heightened risks to us, OFS Advisor and any third parties with whom we engage. AI and Machine Learning Technology have the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and such disruptions could render certain assumptions underlying our or OFS Advisor’s underwriting, valuation or portfolio monitoring models less reliable or obsolete. We could be exposed to the risks associated with AI and Machine Learning Technology if third-party service providers or any counterparties, whether or not known to us, use such technologies in their business activities. We and OFS Advisor are not in a position to control the use of AI and Machine Learning Technology in third-party products or services. Use of AI and Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming improperly disseminated. AI and Machine Learning Technology and their applications, including in the private investment and financial sectors, continue to develop rapidly, and we cannot predict the risks that may arise from such developments. In addition, many jurisdictions have passed or are considering laws and regulations concerning AI and Machine Learning Technology, the impact of which is unknown.
A failure to effectively adopt or utilize AI to improve productivity or the analytical abilities of our investment professionals may put us at a competitive disadvantage and affect our business and results of operations. The implementation, development, maintenance and ongoing operation of AI and Machine Learning Technology, whether internally developed or procured through third‑party service providers, may be costly, complex, and subject to unforeseen defects, errors or performance issues, and such costs may be borne by us. AI and Machine Learning Technology are generally highly reliant on the collection and analysis of large amounts of data. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would likely degrade the effectiveness of AI and Machine Learning Technology. Furthermore, even when such models rely on accurate data, AI and Machine Learning Technology may nonetheless generate results that are partially or wholly inaccurate, biased, or misleading, and such errors may be difficult or impossible to detect or correct. To the extent we are exposed to the risks of AI and Machine Learning Technology use, any such inaccuracies or errors could adversely impact us and our business.
We are subject to risks in using custodians, counterparties, administrators and other agents.
We depend on the services of custodians, counterparties, administrators and other agents to carry out certain transactions and other administrative services, including compliance with regulatory requirements in U.S. and non-U.S. jurisdictions. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and subject us or our stockholders to reputational damage, penalties or losses. We depend on third parties to provide primary and backup communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, portfolio monitoring, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. The terms of the contracts with third-party service providers are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. Accordingly, we may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers. In addition, we rely on a select number of third-party service providers and replacing any one of our service providers could be difficult and result in operational disruption and additional expense.
Increased geopolitical unrest, terrorist attacks, acts of war, global health emergencies or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist activity and the continued threat of terrorism and acts of civil or international hostility, acts of war, global health emergencies or natural disasters, including recent increases in geopolitical tensions in several regions, as well as government responses to these types of threats, may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, acts of war, global health emergencies or natural disasters could further affect the domestic and global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks, global health emergencies and natural disasters are generally uninsurable.
Further downgrades of the U.S. credit rating, impending automatic spending cuts or a government shutdown could negatively impact our liquidity, financial condition and earnings.
U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have previously lowered, or threatened to lower, the long-term sovereign credit rating of the United States.
The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time and may lead to additional U.S. federal government shutdowns. The impact of the prolonged November 2025 shutdown of the U.S. government services, the risk of additional shutdowns and continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
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
In collaboration with the IT Department, OFS Advisor’s cybersecurity strategy prioritizes detection, analysis and response to known, anticipated or unexpected threats, effective management of security risks and resiliency against incidents. The IT Department’s cybersecurity risk management policies and procedures include, among other things: enterprise-wide hardware and software management and security controls; employee training; security assessments; penetration testing; security audits and ongoing risk assessments; due diligence on, and monitoring and oversight of, key third-party providers; vulnerability management; and management oversight to assess, identify and manage material risks from cybersecurity threats. The IT Department’s controls leverage the National Institute of Standards and Technology Cyber Security Framework. The IT Department also utilizes industry and government associations, the results from regular internal and third-party audits and other similar resources to inform its cybersecurity processes and to allocate resources, including resources allocated to OFS Advisor.
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
In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.
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

Management Oversight of Cybersecurity Risk Management
Management’s role in assessing and managing material cybersecurity risks includes various management positions, committees and subcommittees responsible for assessing such risks. The IT Department’s internal processes require escalation of material cybersecurity risks to its management and its Cybersecurity Committee (the “Committee”) for evaluation and, where appropriate, for escalation to the Board. The Committee consists of CIM Group’s 1st Vice President, Head of Enterprise Technology (the “HET”), CIM Group’s Managing Director, Head of Transformation, CIM Group’s Chief Compliance Officer (the “CCO”), as well as representatives from CIM Group’s operations, technology, compliance and accounting departments. The Committee is also responsible for implementing our cybersecurity strategy and overseeing and managing our cybersecurity risk.
In addition to the Committee’s responsibilities, OFS Advisor has established a Cybersecurity Subcommittee (the “Subcommittee”). The Subcommittee consists of the CCO, a designee from CIM Group’s technology department (which may be the HET, CIM Group’s Head of Transformation, or another designated representative), OFS Advisor’s General Counsel, who has received a CERT Certificate in Cyber Oversight through the Cyber Oversight Program of the National Association of Corporate Directors, and the chief financial officer of each of OFS Advisor’s public clients, including our Chief Financial Officer. The Subcommittee is responsible for overseeing our cybersecurity-related public disclosure obligations and ensuring our management and the Board is informed of material cybersecurity incidents affecting us and OFS Advisor. The Committee is chaired by the HET, and the Subcommittee is co-chaired by OFS Advisor’s General Counsel and the designee from CIM Group's technology department (which may be the HET, CIM Group’s Head of Transformation, or another designated representative).
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
Board of Directors Oversight of Cybersecurity Risk Management
Our Board has ultimate oversight of cybersecurity risks as part of our enterprise risk management program, including oversight of the processes implemented by OFS Advisor and the IT Department to identify, assess, manage and mitigate cybersecurity risks. The Board receives quarterly updates from senior management of OFS Advisor and the IT Department with respect to the effectiveness of the cyber readiness and cybersecurity program that the IT Department administers on our behalf. This oversight includes briefing and a report by CIM Group’s Head of Transformation or CIM Group’s Head of Operations, as well as a discussion of any cybersecurity breaches detected by the IT Department and a summary of, among other things, the current cybersecurity threat landscape, defensibility measures implemented by the IT Department, the health of our information security system, effectiveness of our cybersecurity controls and recoverability and business continuity testing.
Item 2.    Properties
We do not own or lease any real estate or other physical properties material to our operation. Our headquarters are located at 222 W. Adams Street, Suite 1850, Chicago, IL, 60606, and are provided by OFS Services pursuant to the Administration Agreement. Additional operations are conducted from offices in New York, New York and Los Angeles, California, which are also provided by OFS Services pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as we contemplate continuing to conduct it.
Item 3.     Legal Proceedings
We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2025. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.
Item 4.     Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMMON STOCK AND HOLDERS
Our common stock is traded on The Nasdaq Global Select Market under the symbol “OFS”. The last reported sale price for our common stock on The Nasdaq Global Select Market on February 25, 2026 was $4.08 per share. As of February 25, 2026, there were three holders of record of the common stock, one of which was OFSAM Holdings. A holder of record does not identify stockholders for whom shares are held beneficially in “nominee” or “street name”.
The following table lists the high and low intraday sale price for our common stock, NAV per share, and the cash distributions per share that we have declared on our common stock for each fiscal quarter during the last two most recently completed fiscal years. The stock quotations are inter-dealer quotations and do not include markups, markdowns or commissions.

	NAV Per Share(1)	Price Range		Premium (Discount) of High Sales Price to NAV	Premium (Discount) of Low Sales Price to NAV	Cash Distribution per Share
Period		High	Low
Fiscal 2025
Fourth Quarter	$9.19	$7.81	$4.44	-15.0%	-51.7%	$0.17
Third Quarter	$10.17	$8.99	$7.58	-11.6%	-25.5%	$0.34
Second Quarter	$10.91	$9.52	$7.88	-12.7%	-27.8%	$0.34
First Quarter	$11.97	$9.80	$7.92	-18.1%	-33.8%	$0.34
Fiscal 2024
Fourth Quarter	$12.85	$8.98	$7.81	-30.1%	-39.2%	$0.34
Third Quarter	$11.29	$9.35	$7.75	-17.2%	-31.4%	$0.34
Second Quarter	$11.51	$10.14	$8.42	-11.9%	-26.8%	$0.34
First Quarter	$11.08	$12.07	$9.53	8.9%	-14.0%	$0.34
(1)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.
Issuer Purchases of Equity Securities
Stock Repurchase Program
On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ending May 22, 2020. On each of May 4, 2020 and May 3, 2022, the Board extended the Stock Repurchase Program for additional two-year periods. On April 30, 2024, the Board extended the Stock Repurchase Program for an additional two-year period through May 22, 2026. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2026, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. Any decision to repurchase shares under the Stock Repurchase Program is evaluated by the Board based on a variety of factors, including available liquidity, leverage considerations, investment opportunities, and prevailing market conditions. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchase in connection with the Stock Repurchase Program.
During the years ended December 31, 2025, 2024 and 2023, we did not make any repurchases of our common stock on the open market under the Stock Repurchase Program. As of December 31, 2025, the approximate dollar value of shares remaining that may be repurchased under the program was $9.6 million.
Dividend Reinvestment Plan (DRIP)
During the year ended December 31, 2025, there were $0.3 million of distributions reinvested under the DRIP. For additional information concerning the DRIP, see Note 10 of our consolidated financial statements in “Part II, Item 8. Financial Statements and Supplementary Data.”

Sales of Unregistered Securities
We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.
Stock Performance Graph
This graph compares the total return on our common stock against total returns of the Standard & Poor’s (“S&P”) 500 Stock Index, the Russell 1000 Index and the S&P BDC Index, for the last 10 fiscal years. The graph assumes a $10,000 investment in each of our common stock, the S&P 500 Stock Index, the Russell 1000 Index and the S&P BDC Index on December 31, 2015. The total returns on the graph are calculated based on changes in stock price and the reinvestment of all dividends and distributions, prior to any tax effect.

	Annualized Total Returns
	1 Year	5 Year	10 Year	10 Year - Cumulative
OFS Capital Corporation	(31.3)%	4.4%	3.9%	46.8%
S&P 500	17.9%	14.4%	14.8%	298.3%
S&P BDC Index	(3.5)%	12.3%	9.3%	142.7%
Russell 1000	17.4%	13.6%	14.6%	290.3%
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

Stockholder transaction expenses:
Sales load borne by us (as a percentage of offering price)	—%	(1)
Offering expenses borne by us (as a percentage of offering price)	—%	(2)
DRIP fees (per sales transaction fee)	$15.00	(3)
Total Stockholder transaction expenses (as a percentage of offering price)	—%

Estimated annual expenses (as a percentage of net assets attributable to common stock):(4)
Base management fees payable under the Investment Advisory Agreement	5.50%	(5)
Incentive fees payable under the Investment Advisory Agreement	1.43%	(6)
Interest payments on borrowed funds	12.16%	(7)
Other expenses	3.47%	(8)
Total annual expenses	22.56%	(9)
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
(4)    Estimated annual expense captions presented in the table above are computed relative to our net asset value of $123.2 million as of December 31, 2025.
(5)     Our base management fee is 1.75% of the average value of our total assets (other than cash and cash equivalents but including assets purchased with borrowed amounts and assets owned by any consolidated entity). This item represents projected base management fees for the next twelve months assuming that the base management fee expense remains consistent with the base management fee incurred during the year ended December 31, 2025. The estimated base management fee used for the calculation in the table above excludes the fee reduction on OFSCC-FS Assets agreed to by OFS Advisor for the year ended December 31, 2025. See “Management and Other Agreements—Investment Advisory Agreement.”
(6)     The incentive fee assumes that the Income Incentive Fee we will incur during the next twelve months remains consistent with the actual amounts incurred for the Income Incentive Fee for the year ended December 31, 2025. The Capital Gains Fee will be accrued, but not necessarily become payable, if, on a cumulative basis, the sum of net realized capital gains and losses plus net unrealized appreciation and depreciation is positive. The amount set forth in the table assumed the Capital Gains Fee is 0.0%.
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
(7)     Interest payments on borrowed funds represent interest expenses to be incurred on our $220.5 million of outstanding debt as of December 31, 2025. Borrowing costs also include amortization of deferred debt issuance costs related to the issuance of our outstanding debt. As of December 31, 2025, our asset coverage ratio was 156% as permitted under Section 61(a)(2) of the 1940 Act, and assumes a weighted-average effective interest rate of 7.1%, which is equal to the weighted-average effective interest rate of our $220.5 million of debt outstanding as of December 31, 2025.
    We may borrow additional funds from time to time to make investments to the extent we determine that the economic situation is conducive to doing so. As of December 31, 2025, availability under the Banc of California Credit Facility was $20.5 million, based on the stated advance rate of 50% under the borrowing base and the $4.5 million outstanding. Our stockholders will bear directly or indirectly the costs of borrowings under any debt instruments we may enter into.
(8) “Other expenses” assumes that other expenses we incur during the next twelve months remain consistent with the actual amounts incurred during the year ended December 31, 2025. “Other expenses” includes our overhead expenses, including services under the Administration Agreement based on our allocable portion of overhead and other expenses incurred by OFS Services. See “Management and Other Agreements—Administration Agreement.” “Other expenses” also includes ongoing professional expenses to our independent accountants, legal counsel, other professional service providers and compensation of independent directors.
(9)     Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles in which we invest that would be investment companies under section 3(a) of the 1940 Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the 1940 Act. We do not currently invest in underlying funds or other investment companies and therefore do not expect to incur any acquired fund fees and expenses. The indirect expenses that will be associated with our Structured Finance Securities are not included in the fee table presentation, but if such expenses were included in the fee table presentation then our total annual expenses would have been 22.73%.
Example. The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above, except that the incentive fee has been assumed as 0% as further described below, resulting in an assumed total annual expense ratio of 21.13% of net assets. The expense amounts assume an annual base management fee of 1.75% as described in footnote 4 above, or 5.50% of net assets, for each year. Transaction expenses are not included in the following example.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return	$194	$494	$704	$997
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)	$204	$519	$741	$1,048

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

SENIOR SECURITIES
Information about our senior securities (including preferred stock, debt securities and other indebtedness) is shown in the following table for each year in the ten-year period ended December 31, 2025. The senior securities table as of December 31, 2025, 2024, 2023, 2022, 2021, 2020 and 2019 was audited by KPMG LLP and the senior securities table as of December 31, 2018, 2017 and 2016 was audited by our former independent registered public accounting firm. The “ — ” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities. KPMG LLP’s report on the senior securities table as of December 31, 2025 is included within the Report of Independent Registered Public Accounting Firm included in this Annual Report on Form 10-K.

(dollar amounts in thousands, except per unit data) Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
4.75% Notes due 2026(5)
December 31, 2025	$16,000	$21,477	—	N/A
December 31, 2024	$125,000	$3,365	—	N/A
December 31, 2023	$125,000	$3,460	—	N/A
December 31, 2022	$125,000	$3,721	—	N/A
December 31, 2021	$125,000	$3,870	—	N/A

4.95% Notes due 2028
December 31, 2025	$55,000	$6,248	—	$23.06
December 31, 2024	$55,000	$7,647	—	$22.20
December 31, 2023	$55,000	$7,864	—	$21.82
December 31, 2022	$55,000	$8,457	—	$23.27
December 31, 2021	$55,000	$8,795	—	$25.51

7.50% Notes due 2028
December 31, 2025	$69,000	$4,980	—	$25.45

8.00% Note due 2029
December 31, 2025	$25,000	$13,746	—	N/A

6.25% Notes due 2023
December 31, 2020	$25,000	$14,754	—	$24.82

6.375% Notes due 2025
December 31, 2020	$50,000	$7,377	—	$22.66
December 31, 2019	$50,000	$7,519	—	$25.30
December 31, 2018	$50,000	$5,645	—	$24.84

6.50% Notes due 2025
December 31, 2020	$48,525	$7,601	—	$22.80
December 31, 2019	$48,525	$7,747	—	$25.29
December 31, 2018	$48,525	$5,817	—	$24.43

5.95% Notes due 2026
December 31, 2020	$54,325	$6,790	—	$21.89
December 31, 2019	$54,325	$6,920	—	$24.75

BNP Facility
December 31, 2025	$50,950	$6,745	—	N/A

(dollar amounts in thousands, except per unit data) Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2024	$67,350	$6,245	—	N/A
December 31, 2023	$90,500	$4,779	—	N/A
December 31, 2022	$104,700	$4,442	—	N/A
December 31, 2021	$100,000	$4,837	—	N/A
December 31, 2020	$31,450	$11,728	—	N/A
December 31, 2019	$56,450	$6,659	—	N/A

Banc of California Credit Facility
December 31, 2025	$4,500	$76,364	—	N/A
December 31, 2024	$1,000	$420,574	—	N/A
December 31, 2023	$—	$—	—	N/A
December 31, 2022	$—	$—	—	N/A
December 31, 2021	$—	$—	—	N/A
December 31, 2020	$600	$614,760	—	N/A
December 31, 2019	$—	$—	—	N/A
December 31, 2018	$12,000	$23,521	—	N/A
December 31, 2017	$17,600	$11,540	—	N/A
December 31, 2016	$9,500	$15,821	—	N/A

SBA debentures (SBIC I LP)(6)
December 31, 2023	$31,920	$—	—	N/A
December 31, 2022	$50,920	$—	—	N/A
December 31, 2021	$69,920	$—	—	N/A
December 31, 2020	$105,270	$—	—	N/A
December 31, 2019	$149,880	$—	—	N/A
December 31, 2018	$149,880	$—	—	N/A
December 31, 2017	$149,880	$—	—	N/A
December 31, 2016	$149,880	$—	—	N/A

Total Senior Securities(7)
December 31, 2025	$220,450	$1,559	—	N/A
December 31, 2024	$248,350	$1,693	—	N/A
December 31, 2023	$302,420	$1,599	—	N/A
December 31, 2022	$335,620	$1,634	—	N/A
December 31, 2021	$349,920	$1,728	—	N/A
December 31, 2020	$315,170	$1,757	—	N/A
December 31, 2019	$359,180	$1,796	—	N/A
December 31, 2018	$260,405	$2,554	—	N/A
December 31, 2017	$167,480	$11,540	—	N/A
December 31, 2016	$159,380	$15,821	—	N/A
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
(4)    Average market value per unit for our unsecured notes represents the average of the daily closing prices as reported on the Nasdaq Market during the period presented. Not applicable to our 4.75% Notes due 2026, 8.00% Note due 2029, the Banc of California Credit Facility, BNP Facility or SBA debentures because these senior securities are not registered for public trading.
(5)    On January 8, 2026, we issued notices to the holders of the 4.75% Notes due 2026 regarding the exercise of our option to redeem on February 9, 2026 the remaining $16.0 million of outstanding notes at 100% of their principal amount, plus the accrued and unpaid interest.
(6)    The SBA debentures were not subject to the asset coverage requirements of the 1940 Act as a result of exemptive relief granted to us by the SEC.
(7)    The Asset Coverage Per Unit does not include the SBA debentures as described in footnote (6) above.

FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights for each year in the ten-year period ended December 31, 2025. The financial highlights as of December 31, 2025, 2024, 2023, 2022, 2021, 2020 and 2019 were audited by KPMG LLP and the financial highlights for each year in the three-year period ended December 31, 2018 are derived from our consolidated financial statements that were audited by our former independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and notes thereto and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report.

	Year Ended December 31,
	2025	2024	2023	2022	2021	2020	2019	2018	2017	2016
Per share operating performance:
Net asset value per share at beginning of year	$12.85	$12.09	$13.47	$15.18	$11.85	$12.46	$13.10	$14.12	$14.82	$14.76
Net investment income(1)	0.92	1.25	1.50	1.37	1.00	0.92	1.43	1.38	1.28	1.46
Net realized gain (loss), net of taxes(1)	(0.91)	(1.28)	(0.85)	(0.13)	(1.54)	(0.75)	(0.29)	(0.36)	0.55	0.25
Net unrealized appreciation (depreciation), net of deferred taxes(1)	(2.44)	2.15	(0.67)	(1.79)	5.12	0.25	(0.42)	(0.31)	(1.19)	(0.29)
Loss on extinguishment of debt(1)	(0.04)	—	(0.02)	(0.01)	(0.34)	(0.06)	—	—	—	—
Loss on impairment of goodwill(1)	—	—	—	—	—	(0.08)	—	—	—	—
Total from operations	(2.47)	2.12	(0.04)	(0.56)	4.24	0.28	0.72	0.71	0.64	1.42
Distributions from net investment income	(0.39)	(1.36)	(1.34)	(1.16)	(0.91)	(0.86)	(1.36)	(1.35)	(1.14)	(1.25)
Distributions from long term capital gains	—	—	—	—	—	—	—	(0.38)	(0.22)	(0.02)
Distributions from tax return of capital	(0.80)	—	—	—	—	—	—	—	—	(0.09)
Issuance/repurchase of common stock(2)	—	—	—	0.01	—	(0.03)	—	—	0.02	—
Net asset value per share at end of year	$9.19	$12.85	$12.09	$13.47	$15.18	$11.85	$12.46	$13.10	$14.12	$14.82
Per share market value, end of period	$4.76	$8.07	$11.70	$10.15	$10.90	$7.15	$11.17	$10.60	$11.90	$13.76
Total return based on market value(3)	(31.3)%	(19.7)%	30.2%	4.4%	66.8%	(24.0)%	18.3%	3.5%	(4.7)%	32.3%
Total return based on net asset value(4)	(16.7)%	23.7%	1.4%	(0.6)%	40.2%	13.6%	6.7%	7.8%	5.0%	10.9%
Shares outstanding at end of period	13,398,078	13,398,078	13,398,078	13,398,078	13,422,413	13,409,559	13,376,836	13,357,337	13,340,217	9,700,297
Weighted-average shares outstanding	13,398,078	13,398,078	13,398,078	13,417,410	13,413,861	13,394,005	13,364,244	13,348,203	12,403,706	9,693,801
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value(5)	$147,661	$157,621	$173,265	$194,068	$178,628	$148,175	$171,889	$182,468	$171,631	$142,818
Net asset value at end of year	$123,188	$172,225	$162,004	$180,423	$203,744	$158,956	$166,627	$175,023	$188,336	$143,778
Net investment income	$12,384	$16,712	$20,160	$18,352	$13,450	$12,295	$19,098	$18,385	$15,877	$14,145
Ratio of total expenses, net to average net assets(6)	19.2%	19.8%	21.2%	15.7%	19.2%	22.4%	19.4%	13.4%	10.2%	11.9%
Ratio of total expenses, net and losses on impairment of goodwill and extinguishment of debt to average net assets(7)	19.5%	19.8%	21.4%	15.7%	21.8%	23.7%	—%	—%	—%	—%
Ratio of net investment income to average net assets(8)	8.4%	10.6%	11.6%	9.5%	7.5%	8.3%	11.1%	10.5%	8.4%	9.8%
Ratio of goodwill impairment loss to average net assets	—%	—%	—%	—%	—%	0.7%	—%	—%	—%	—%
Ratio of loss on extinguishment of debt to average net assets	0.3%	—%	0.1%	0.1%	2.6%	0.6%	—%	—%	—%	—%
Portfolio turnover(9)	13.2%	23.1%	8.8%	28.0%	54.9%	28.1%	21.2%	41.9%	50.4%	18.1%

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
•the belief that the seniority of our debt investments in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, activity in South America, instability in the U.S. and international banking systems, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, the risk of recession or the impact of the prolonged shutdown of U.S. government services, and related market volatility on our business, our portfolio companies, our industry and the global economy;
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
•the general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the Middle East, the European Union, South America and China;
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
Overview
Key performance metrics per common share are presented below:

	December 31, 2025	December 31, 2024
Net asset value	$9.19	$12.85

	Year Ended December 31,
	2025	2024	2023
Net investment income	$0.92	$1.25	$1.50
Net increase (decrease) in net assets resulting from operations	(2.47)	2.12	(0.04)
Distributions declared	1.19	1.36	1.34
Our NAV per common share decreased from $12.85 at December 31, 2024 to $9.19 at December 31, 2025, primarily due to net losses on our investment portfolio of $45.0 million, or $3.35 per common share. For the year ended December 31, 2025, our aggregate distributions of $1.19 per common share exceeded our net investment income of $0.92 per common share.

During the year ended December 31, 2025, net investment income decreased $4.3 million compared to the prior year. During the year ended December 31, 2025, total investment income decreased by $7.3 million, primarily due to a decrease in interest income of $4.9 million, while total expenses decreased by $2.9 million, primarily due to a decrease in incentive fees of $2.4 million. See “—Results of Operations” for additional details.
Our weighted-average performing income yield on interest-bearing investments increased from 13.4% during the year ended December 31, 2024 to 13.6% during the year ended December 31, 2025. The increase in our income yield was primarily due to an increase in the effective yield of our Structured Finance Security portfolio, and partially offset by a decrease in the yield of our debt investments. See “—Portfolio Composition and Investment Activity’ for additional details.
Our total outstanding debt decreased from $248.4 million at December 31, 2024 to $220.5 million at December 31, 2025, primarily due to decreases in the outstanding debt balances of our BNP Facility and Unsecured Notes. Our weighted-average debt interest costs increased from 6.4% during the year ended December 31, 2024 to 6.6% for the year ended December 31, 2025, primarily due to the redemption of the 4.75% Unsecured Notes Due February 2026 and the issuance of $69.0 million of 7.50% Unsecured Notes Due July 2028 and a $25.0 million 8.00% Unsecured Note Due August 2029. See “—Liquidity and Capital Resources—Contractual Obligations and Off-Balance Sheet Arrangements” and “—Recent Developments” for additional details.
During the year ended December 31, 2025, our portfolio experienced net losses of $45.0 million, comprised of net unrealized depreciation, net of deferred tax expense, of $32.8 million and net realized losses, net of tax expense, of $12.2 million. During the year ended December 31, 2025, our net unrealized depreciation of $32.8 million was primarily driven by net unrealized depreciation of $23.0 million on our equity investments and net unrealized depreciation of $8.9 million on our current non-accrual loans. During the year ended December 31, 2025, our net realized loss was primarily due to net realized losses of $6.9 million and $4.8 million related to the sale of Structured Finance Securities and debt investments, respectively. As of December 31, 2025, our portfolio had non-accrual loans with an aggregate fair value of $14.4 million, or 4.2% of our total investments at fair value, compared to non-accrual loans with an aggregate fair value of $20.8 million, or 5.1% of our total investments at fair value, at December 31, 2024.
As of December 31, 2025, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 23.2% of our portfolio at fair value and 64.5% of our total net assets, respectively. During the year ended December 31, 2025, the fair value of our investment in the common equity of Pfanstiehl Holdings, Inc. decreased by $9.9 million, or $0.74 per common share, to $79.4 million. The value of this investment is substantially comprised of unrealized appreciation of $79.2 million. The valuation’s unobservable inputs incorporate discounts for the minority-interest and illiquid nature of the security; however, the valuation, in accordance with fair value concepts, is based on assumptions applicable to an orderly transaction between market participants and does not reflect the impact of a forced sale or entity-specific liquidity constraints. As a result, there can be no assurance that we would be able to realize this value in a timely manner, or at all. A deterioration or improvement in the operating performance of the company or other factors underlying the valuation of this investment could have a material impact on our NAV.
As of December 31, 2025, the aggregate amount outstanding of the senior securities issued by us was $220.5 million, for which our asset coverage was 156%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. As of December 31, 2025, we remained in compliance with all applicable covenants under our outstanding debt facilities. As of December 31, 2025, we had an unused commitment of $20.5 million under our Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants. As of December 31, 2025, we had unfunded investment commitments of $13.2 million to fund outstanding commitments to portfolio companies.
On February 26, 2026, the Board declared a distribution of $0.17 per share for the first quarter of 2026, payable on March 31, 2026, to stockholders of record as of March 20, 2026.
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
CLO Subordinated Notes and Loan Accumulation Facilities: Interest income on our CLO subordinated note securities is recognized in accordance with ASC Subtopic 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”), which contemplates estimating an effective yield to expected redemption utilizing estimated future cash flows from the investment. The expected cash flows of the underlying portfolio and to our security are developed utilizing a number of assumptions, including, among others, estimates of default rates, prepayment rates, redemption timing, reinvestment prices, and liquidation-redemption price. These assumptions, and correspondingly the estimated cash flows and accretable yields, are reviewed and updated at each payment date, generally quarterly. These assumed cash flows represent significant estimates and are subject to a reasonable possibility of near-term changes due to economic and credit market conditions, and the effect of these changes could be material. We ultimately may not realize income accreted on CLO subordinated note securities. The valuation of our Structured Finance Securities makes use of similar assumptions, plus a discount rate assumption, to develop estimated cash flows that are discounted to estimated net present value.
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
An optional redemption feature of a CLO allows a majority of the holders of the CLO subordinated notes issued by the CLO issuer, after the end of a specified non-call period, to cause the redemption of the CLO subordinated notes issued by the CLO with proceeds paid through either the liquidation of the CLO’s assets or through a refinancing with new debt. The optional redemption is effectively a voluntary prepayment of the CLO subordinated notes issued by the CLO prior to the stated maturity of such securities. When the optional redemption feature has been exercised on a CLO subordinated note, distributions received are first recorded as a return of capital until its cost basis is reduced to zero and recorded as realized gains thereafter. The principal amount of the CLO subordinated notes is not reduced for distributions received until the security is fully redeemed. Commencing on the optional redemption date, we cease accruing income on our CLO subordinated notes that will be redeemed. CLO subordinated notes that have been optionally redeemed are realized when the deal has been fully liquidated and discharged.
Non-Accrual Loans: We review, for placement on non-accrual status, all loans and CLO mezzanine debt investments when they become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. PIK income that has been contractually capitalized to the principal balance of the investment prior to the non-accrual designation date is not reserved against interest or dividend income, but rather is assessed through the valuation of the investment with corresponding adjustments to unrealized appreciation/depreciation, as applicable. Interest income and Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments or until a restructuring occurs, and, in management’s judgment, it is probable that we will collect all principal and interest from the investment.
Acquisition Cost of Investments: Our lending activities may involve the acquisition of multiple financial instruments or rights either in an initial transaction, or in subsequent or “follow-on” transactions, including amendments to existing securities. These financial instruments can include loans, preferred and common stock, warrants, or membership interests in limited liability companies. Acquired rights can include fixed or variable fees that can be either guaranteed or contingent upon operating performance of the underlying portfolio companies. Moreover, these fees may be payable in cash or additional securities. The revenue recognized on these instruments is a function of the fee or other consideration allocated to them, including amounts allocated to loan syndication fees at the time of acquisition.
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
Fair value estimates. As of December 31, 2025, total investments of $342.0 million, representing approximately 99% of our total assets, were carried at fair value on the consolidated statements of assets and liabilities. As discussed more fully in “Item 8. Financial Statements and Supplementary Data—Note 2”, GAAP requires us to categorize fair value measurements according to a three-level valuation hierarchy. The hierarchy gives the highest priority to quoted, active market prices for identical assets and liabilities (Level 1) and the lowest priority to valuation techniques that require significant management judgment because one or more of the significant inputs are unobservable in the market place (Level 3). All of our investments carried at fair value are classified as either Level 2 and Level 3, with 96% of our investments classified as Level 3 as of December 31, 2025. In accordance with our investment strategy, we typically do not hold equity securities or other instruments that are actively traded on an exchange (Level 1).
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

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range for all investments at December 31, 2025 (in thousands):

	Fair Value at December 31, 2025	Range of Fair Value
Investment Type		Low-end	High-end
Debt investments:
First lien	$170,405	$166,657	$174,483
Second lien	9,409	8,803	11,900

Structured Finance Securities:
Subordinated notes	53,531	50,261	56,475
Mezzanine debt	8,074	7,925	8,222

Equity investments:
Preferred equity	12,567	10,504	14,869
Common equity, warrants and other	88,029	80,871	95,408
	$342,015	$325,021	$361,357
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
For the years ending December 31, 2025, 2024 and 2023, OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets.
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
In addition, we have submitted a new application for exemptive relief that, if granted, would supersede our existing Order and permit us to co-invest pursuant to a different set of conditions than those in our existing Order. However, there is no guarantee that the SEC will grant such application.
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
Portfolio Composition. As of December 31, 2025, the fair value of our debt investment portfolio totaled $179.8 million in 34 portfolio companies, of which 95% and 5% were first lien and second lien loans, respectively. We also held equity investments in 15 portfolio companies with a fair value of $100.6 million and 14 investments in Structured Finance Securities with a fair value of $61.6 million. Certain portfolio investments represent a larger percentage of our total assets or net assets and may involve longer expected holding periods or more limited liquidity alternatives than smaller positions, which management and the Board consider in connection with portfolio monitoring and valuation.

Portfolio Yields. The following table presents weighted-average yield metrics for our portfolio:

	Year Ended December 31,
	2025	2024
Weighted-average performing income yield(1):
Debt investments	12.2%	13.2%
Structured Finance Securities	16.9%	13.9%
Interest-bearing investments	13.6%	13.4%

Weighted-average realized yield:
Interest-bearing investments(2)	11.7%	11.8%
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
For the year ended December 31, 2025, our weighted-average performing income yield increased 0.2% compared to the prior year, primarily due to an increase in the effective yield of our CLO subordinated note securities, partially offset by a decrease in the income yield on our debt investments as a result of lower SOFR rates driven by Federal Reserve rate reductions.
The weighted-average yield of our investments is not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted-average yield will remain at its current level. As of December 31, 2025, 89% of our total loan portfolio, at fair value, consisted of variable rate investments, generally indexed to SOFR. See additional information under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Debt and Equity Investments. The following table summarizes the composition of our debt and equity investments by type as of December 31, 2025 and 2024 (dollar amounts in thousands):

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$188,236	$170,405	$209,696	$189,874
Second lien debt investments	24,924	9,409	42,313	34,331
Preferred equity	14,287	12,567	10,190	12,248
Common equity, warrants and other	23,320	88,029	12,365	96,337
Total debt and equity investments	$250,767	$280,410	$274,564	$332,790
Number of portfolio companies	43	43	46	46
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position), as of December 31, 2025, with an amortized cost and fair value of $130.3 million and $116.3 million, respectively. As of December 31, 2024, the amortized cost and fair value of unitranche investments was $128.1 million and $119.2 million, respectively. Unitranche loans generally provide leverage levels comparable to a combination of first lien and second lien or subordinated loans. Investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal and interest.
As of December 31, 2025, 100% of our loan portfolio and 53% of our total portfolio consisted of first lien and second lien loans, based on fair value.
As of December 31, 2025, the three largest industries of our debt and equity investments by fair value, were (1) Manufacturing (34.6%), (2) Health Care and Social Assistance (17.5%) and (3) Real Estate and Rental and Leasing (8.0%), totaling approximately 60.1% of our debt and equity investment portfolio. For a full summary of our investment portfolio by industry, see “Note 4, Investments” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this report.

The following table presents our ten largest investments by issuer based on fair value as of December 31, 2025 (dollar amounts in thousands):

Issuer Name	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value	% of Net Assets, at Fair Value
Pfanstiehl Holdings, Inc.	Equity	$217	$79,421	23.2%	64.5%
Kreg LLC	Debt	18,568	18,073	5.3	14.7
SS Acquisition, LLC	Debt	17,221	17,328	5.1	14.0
Inergex Holdings, LLC	Debt	16,906	16,960	5.0	13.9
Contract Datascan Holdings, Inc.	Equity	12,607	12,085	3.5	9.8
One GI LLC	Debt	12,561	11,419	3.3	9.3
Tolemar Acquisition, Inc.	Debt	14,946	10,645	3.1	8.6
Boca Home Care Holdings, Inc.	Debt and Equity	10,840	10,374	3.0	8.4
Envocore Holding, LLC (F/K/A LRI Holding, LLC)	Debt and Equity	17,473	8,549	2.5	6.9
Canyon CLO 2019-1, Ltd.	Structured Finance Security	9,581	8,539	2.5	6.9
Total		$130,920	$193,393	56.5%	157.0%
As of December 31, 2025, approximately 4.9% and 13.6% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
A deterioration or improvement in the operating performance of these portfolio investments, or other factors underlying the valuation of these investments, could have a material impact on our NAV.
Structured Finance Securities. The following table summarizes our Structured Finance Securities as of December 31, 2025 and December 31, 2024 (dollar amounts in thousands):

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$68,670	$53,531	$76,122	$64,301
Mezzanine debt	8,963	8,074	12,861	12,574
Total Structured Finance Securities	$77,633	$61,605	$88,983	$76,875
Number of Structured Finance Securities	14	14	18	18
Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital. As of December 31, 2025, the amortized cost and fair value of non-performing Structured Finance Securities were $2.3 million and $0.2 million, respectively.
As of December 31, 2025, we had no Structured Finance Securities that have been optionally redeemed.
During the year ended December 31, 2025, we sold certain Structure Finance Securities for aggregate net proceeds of $12.0 million, resulting in an aggregate net realized loss of $6.9 million, of which $1.5 million was recognized in the current year net of reversal for previously recognized unrealized depreciation.

Investment Activity. The following is a summary of our cash investment activity for the years ended December 31, 2025 and 2024 (dollar amounts in millions):

	Year Ended December 31,
	2025	2024
Investments in debt and equity securities	$30.9	$66.0
Investments in Structured Finance Securities	19.6	27.4
Total investment purchases and originations	$50.5	$93.4
Proceeds from principal payments on portfolio investments	$26.9	$67.1
Proceeds from sales or redemptions of portfolio investments	46.8	46.1
Proceeds from distributions received from portfolio investments	14.9	15.6
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$88.6	$128.8
Non-cash Investment Activity
During the year ended December 31, 2025, we restructured our first lien debt investment in JP Intermediate B, LLC to, among other things, exchange our first lien debt investment for new first lien debt and common equity investments. The cost of the existing first lien debt investment was ascribed to the new investments received in the exchange, and no realized loss was recognized. As of December 31, 2025, these restructured investments had an amortized cost of and fair value of $4.5 million and $1.5 million, respectively. In connection with the completion of the restructuring transaction, we also invested $0.3 million in a new first lien facility.
During the year ended December 31, 2025, we restructured our first lien debt and common equity investments in SSJA Bariatric Management LLC, to, among other things, exchange our first lien debt and common equity investments for new first lien debt and common equity. The cost of the existing first lien debt and common equity investments was ascribed to the new investments received in the exchange, and no realized loss was recognized. As of December 31, 2025, these investments had an amortized cost and fair value of $13.5 million and $5.5 million, respectively. In connection with the completion of the restructuring transaction, we also invested $0.2 million in a new first lien facility.
See “Part 1, Item 1A. Risk Factors—Risks Related to Our Investments—The documents governing our Broadly Syndicated Loans, the loans to our portfolio companies and the loans underlying our CLO investments may allow for “priming transactions.”
Risk Monitoring
We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Part 1, Item 1. Business—Portfolio Review/Risk Monitoring.” The following table shows the classification of our debt investments portfolio by risk category as of December 31, 2025 and 2024 (dollar amounts in thousands):

	Debt Investments as of December 31,
	2025			2024
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—	—	—	—
3 (Average)	131,812	128,363	71.4	160,017	157,941	70.5
4 (Special Mention)	67,235	44,209	24.6	73,388	57,003	25.4
5 (Substandard)	14,113	7,242	4.0	14,113	7,159	3.2
6 (Doubtful)	—	—	—	4,491	2,102	0.9
7 (Loss)	—	—	—	—	—	—
	$213,160	$179,814	100.0%	$252,009	$224,205	100.0%

Non-Accrual Loans
As of December 31, 2025
The following table shows the classification of our debt investments on non-accrual status (dollar amounts in thousands):

	December 31, 2025
	Amortized Cost	Fair Value
First lien debt	$14,326	$7,491
Second lien debt	22,241	6,909
Total	$36,567	$14,400
As of December 31, 2024
The following table shows the classification of our debt investments on non-accrual status (dollar amounts in thousands):

	December 31, 2024
	Amortized Cost	Fair Value
First lien debt	$32,540	$18,785
Second lien debt	6,584	2,018
Total	$39,124	$20,803
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

Comparison of years ended December 31, 2025, 2024 and 2023. Consolidated operating results for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Investment income
Interest income:
Cash interest income	$24,010	$30,454	$39,915
PIK interest income	1,373	1,635	1,461
Net Loan Fee amortization	988	1,626	1,730
Accretion of interest income on CLO subordinated notes	11,558	8,731	10,857
Other interest income	466	888	706
Total interest income	38,395	43,334	54,669
Dividend income:
Cash dividends	546	3,027	659
PIK dividends	1,346	1,098	1,136
Total dividend income	1,892	4,125	1,795
Fee income:
Prepayment and other fees	118	136	383
Syndication fees	286	369	96
Total fee income	404	505	479
Total investment income	40,691	47,964	56,943
Total expenses	28,307	31,252	36,783
Net investment income	12,384	16,712	20,160
Net gain (loss) on investments	(44,973)	11,730	(20,412)
Loss on extinguishment of debt	(504)	—	(213)
Net increase (decrease) in net assets resulting from operations	$(33,093)	$28,442	$(465)
Comparison of investment income for the years ended December 31, 2025 and 2024.
Total interest income decreased $4.9 million during the year ended December 31, 2025 compared to the prior year, primarily due to a decrease in cash interest income, partially offset by an increase in accretion of interest income on CLO subordinated notes. The decrease in cash interest income compared to the prior year was primarily due to a smaller average investment portfolio, at cost, and the impact of lower SOFR rates driven by the U.S. Federal Reserve rate cuts.
During the year ended December 31, 2025, dividend income decreased $2.2 million compared to the prior year. The decrease in cash dividends was primarily due to non-recurring dividends of $1.9 million recognized during the prior year related to the sale of a preferred equity investment.
During the year ended December 31, 2025, we recognized total PIK income of $2.7 million, which represented 6.7% of total investment income. During the year ended December 31, 2024, we recognized total PIK income of $2.7 million, which represented 5.7% of total investment income.
Fee income is primarily comprised of unused fees, prepayment fees and syndication fees that generally result from periodic transactions rather than from holding portfolio investments, and are considered non-recurring. We may receive syndication fees on investments where OFS Advisor sources, structures and arranges the lending group. During the year ended December 31, 2025, total fee income decreased $0.1 million compared to the prior year, primarily due to a decrease in syndication fees.
Comparison of investment income for the years ended December 31, 2024 and 2023.
Total interest income decreased $11.3 million during the year ended December 31, 2024 compared to the prior year, primarily due to a decrease in cash interest income of $9.5 million. The decrease in cash interest income was primarily due a smaller average investment portfolio, at cost.
During the year ended December 31, 2024, dividend income increased $2.3 million compared to the prior year, primarily due to an increase of $2.4 million in cash dividends. The increase in cash dividends was primarily due to non-recurring dividends of $1.9 million from TRS Services, LLC recognized upon the sale of our preferred equity investment, as well as a $0.5 million increase in dividends from our common equity investment in Pfanstiehl Holdings, Inc.

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
Expenses. Operating expenses for the years ended December 31, 2025, 2024 and 2023, are presented below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest expense	$16,510	$16,648	$19,482
Base management fees	5,769	5,993	7,218
Income Incentive Fee	1,758	4,178	5,040
Professional fees	1,623	1,630	1,681
Administration fees	1,557	1,521	1,680
Other expenses	1,090	1,282	1,682
Total expenses	$28,307	$31,252	$36,783
Comparison of expenses for the years ended December 31, 2025 and 2024.
Interest expense for the year ended December 31, 2025 decreased $0.1 million compared to the prior year, primarily due to a decrease of $9.1 million in our average outstanding debt balances compared to the prior year, partially offset by an increase in the weighted-average effective interest rate of our outstanding debt related to the partial redemption of the 4.75% Unsecured Notes Due February 2026 and the issuance of $69.0 million of 7.50% Unsecured Notes Due July 2028 and a $25.0 million 8.00% Unsecured Note Due August 2029.
Base management fee expense for the year ended December 31, 2025 decreased $0.2 million compared to the prior year, primarily due to our average investment portfolio at fair value decreasing from $404.7 million during the year ended December 31, 2024 to $381.5 million during the year ended December 31, 2025.
The Income Incentive Fee for the year ended December 31, 2025 decreased $2.4 million compared to the prior year, primarily due to a decrease in net investment income.
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
The Income Incentive Fee for the year ended December 31, 2024 decreased $0.9 million compared to the prior year, primarily due to a decrease in our average interest-bearing investment portfolio, at cost, which reduced our net investment income return on net assets during the current year.
Other expenses for the year ended December 31, 2024 decreased $0.4 million compared to the prior year, primarily due to the reduction in intangible asset amortization of $0.3 million related to the full repayment of our outstanding SBA debentures in March 2024.

Net realized and unrealized gain (loss) on investments. Net realized and unrealized gain (loss) on investments, by investment type, for the years ended December 31, 2025, 2024 and 2023, are presented below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Debt investments	$(10,292)	$(7,340)	$(5,174)
Equity investments	(23,517)	17,118	(9,744)
Structured Finance Securities	(10,853)	2,471	(5,374)
Current/deferred income tax expense	(310)	(519)	(120)
Net gain (loss) on investments	$(44,972)	$11,730	$(20,412)
Year ended December 31, 2025
During the year ended December 31, 2025, our portfolio experienced net losses of $45.0 million, comprised of net unrealized depreciation of $32.8 million, net of deferred taxes, and net realized losses of $12.2 million, net of taxes.
During the year ended December 31, 2025, our net unrealized depreciation of $32.8 million, net of deferred taxes, was primarily due to net unrealized depreciation of $23.0 million on our equity investments and net unrealized depreciation of $8.9 million on our current non-accrual loans.
During the year ended December 31, 2025, we recognized net realized losses of $12.2 million, primarily due to net realized losses of $6.9 million related to the sale of Structured Finance Securities and $4.8 million related to the sale of debt investments.
Year ended December 31, 2024
During the year ended December 31, 2024, our portfolio experienced net gains of $11.7 million, comprised of net unrealized appreciation of $28.9 million, net of deferred taxes, partially offset by net realized losses of $17.1 million, net of taxes.
During the year ended December 31, 2024, our net unrealized appreciation of $28.9 million, net of deferred taxes, primarily related to net unrealized appreciation of $18.4 million in the common equity investment in Pfanstiehl Holdings, Inc. as well as the reversal of previously recognized unrealized depreciation on exited investments.
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
Losses on Extinguishment of Debt
Year ended December 31, 2025
During the year ended December 31, 2025, we redeemed an aggregate $109.0 million of the $125.0 million of Unsecured Notes Due February 2026, and, as a result, we recognized a loss on extinguishment of debt of $0.4 million related to the acceleration of unamortized deferred debt issuance costs and make-whole premium payments on the redeemed notes.
During the year ended December 31, 2025, we elected to reduce the maximum facility amount on the BNP Facility from $150.0 million to $80.0 million, and, as a result, we recognized a loss on extinguishment of debt of $0.1 million related to the acceleration of deferred borrowing costs on the commitment reduction.

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
Comparison of the three months ended December 31, 2025 and September 30, 2025. Consolidated operating results for the three months ended December 31, 2025 and September 30, 2025, are as follows (in thousands):

	Three Months Ended
	December 31, 2025	September 30, 2025
Investment income
Interest income:
Cash interest income	$5,506	$5,664
PIK interest income	167	419
Net Loan Fee amortization	276	310
Accretion of interest income on CLO subordinated notes	2,864	2,850
Other interest income	50	301
Total interest income	8,863	9,544
Dividend income:
PIK dividends	412	351
Cash dividends	31	494
Total dividend income	443	845
Fee income:
Syndication fees	33	132
Prepayment and other fees	30	30
Total fee income	63	162
Total investment income	9,369	10,551
Total expenses	6,673	7,611
Net investment income	2,696	2,940
Net loss on investments	(13,532)	(7,775)
Loss on extinguishment of debt	(12)	(492)
Net decrease in net assets resulting from operations	$(10,848)	$(5,327)
During the three months ended December 31, 2025, total investment income decreased $1.2 million compared to the three months ended September 30, 2025, primarily due to a decrease in non-recurring income (cash dividends, other interest income and syndication fees).
During the three months ended December 31, 2025, PIK interest income decreased $0.3 million, primarily due to the placement of a second lien debt investment on non-accrual status.

Expenses. Operating expenses for the three months ended December 31, 2025 and September 30, 2025 are presented below (in thousands):

	Three Months Ended
	December 31, 2025	September 30, 2025
Interest expense	$4,267	$4,542
Base management fees	1,331	1,410
Income Incentive Fee	—	607
Professional fees	396	388
Administration fees	394	387
Other expenses	285	277
Total expenses	$6,673	$7,611
During the three months ended December 31, 2025, total expenses decreased $0.9 million compared to the prior quarter, primarily due to a decrease in the Income Incentive Fee of $0.6 million.
During the three months ended December 31, 2025, interest expense decreased $0.3 million primarily due to the prior quarter non-recurring timing delay between the issuance dates and redemption dates of the Unsecured Notes that caused a one-time incurrence of additional interest expense in the prior quarter.
Net realized and unrealized loss on investments. Net loss by investment type for the three months ended December 31, 2025 and September 30, 2025 were as follows (in thousands):

	Three Months Ended
	December 31, 2025	September 30, 2025
Debt investments	$(3,123)	$3,161
Equity investments	(6,696)	(6,507)
Structured Finance Securities	(3,436)	(4,150)
Current/deferred income tax expense	(276)	(279)
Net loss on investments	$(13,531)	$(7,775)
Net loss on investments for the three months ended December 31, 2025
During the three months ended December 31, 2025, our portfolio experienced net losses of $13.5 million, primarily due to net unrealized depreciation of $8.3 million on our current non-accrual debt investments and $3.4 million on our Structured Finance Securities.
Net loss on investments for the three months ended September 30, 2025
For the three months ended September 30, 2025, we recognized a net loss on investments of $7.8 million, primarily due to net unrealized depreciation of $4.5 million on our common equity investment in Pfanstiehl Holdings, Inc. and a net loss of $4.2 million on our Structured Finance Securities, partially offset by a net gain of $3.2 million on our debt investments.
Portfolio Yields. The following table presents weighted-average yield metrics for our portfolio:

	Three Months Ended
	December 31, 2025	September 30, 2025
Weighted-average performing income yield(1):
Debt investments	11.9%	11.8%
Structured Finance Securities	17.5%	17.0%
Interest-bearing investments	13.5%	13.3%

Weighted-average realized yield:
Interest-bearing investments(2)	11.6%	11.5%
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
For the three months ended December 31, 2025, the weighted average performing income yield on interest-bearing investments increased primarily due to non-recurring Net Loan Fee acceleration related to the repayment of a CLO mezzanine debt security and an increase in the effective yield of our CLO subordinate note securities.
Liquidity and Capital Resources
At December 31, 2025, we held cash of $3.4 million, which includes $2.4 million held by OFSCC-FS. Distributions from OFSCC-FS to the Parent were restricted by the terms and conditions of the BNP Facility. During the year ended December 31, 2025, the Parent received $10.4 million in cash distributions from OFSCC-FS.
At December 31, 2025, we had an unused commitment of $20.5 million under our Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants.
The reinvestment period of the BNP Facility expired on September 30, 2025, after which the ability to access the unused commitment of the facility terminated. On February 18, 2026, in connection with the closing of the Natixis Facility, OFSCC-FS repaid in full all outstanding obligations due, and terminated all commitments, under the BNP Facility. All liens securing the BNP Facility were released upon such repayment.
On February 18, 2026, OFSCC-FS entered into the Natixis Facility, which provides for borrowings in an aggregate principal amount up to $80.0 million. Borrowings under the Natixis Facility will bear interest at a rate based on SOFR for the applicable one- or three-month interest period, plus an applicable spread. Interest is payable quarterly in arrears. Any amounts borrowed under the Natixis Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of: (i) February 18, 2031; or (ii) upon the occurrence of certain other events that result in accelerated maturity under the Natixis Facility.
As of December 31, 2025, we had unfunded commitments of $13.2 million to fund outstanding commitments to portfolio companies.
As of December 31, 2025, the aggregate amount outstanding of the senior securities issued by us was $220.5 million, for which our asset coverage was 156%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

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

	Year Ended December 31,
	2025	2024	2023
Cash from net investment income(1)	$9,659	$13,707	$17,742
Net repayments and sales of portfolio investments(1)	33,980	19,303	63,824
Net cash provided by operating activities	43,639	33,010	81,566
Distributions paid to stockholders(2)	(15,944)	(18,221)	(17,954)
Net repayments under revolving line of credits	(12,900)	(22,150)	(14,200)
Proceeds from issuance of the Unsecured Notes, net of discounts	91,870	—	—
Redemption of Unsecured Notes	(109,000)	—	—
Repayments of SBA debentures	—	(31,920)	(19,000)
Payment of deferred debt issuance costs	(374)	—	—
Net cash used by financing activities	(46,348)	(72,291)	(51,154)
Net increase (decrease) in cash and cash equivalents	$(2,709)	$(39,281)	$30,412
(1) Cash from net investment income includes all other cash flows from operating activities reported in our statements of cash flows. Net repayments and sales of portfolio investments includes the purchase and origination of portfolio investments, proceeds from principal payments on portfolio investments, proceeds from sale or redemption of portfolio investments, changes in receivable for investments sold, payable from investments purchased as reported in our statements of cash flows, as well as differences in proceeds from distributions received from Structured Finance Securities relative to accretion of interest income on Structured Finance Securities.
(2) For the year ended December 31, 2025, we estimated distributions paid to stockholders were comprised of ordinary income of 32.8% and a tax return of capital of 67.2%. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our estimated ICTI and distributions paid for the full year. Each year, if required, a statement on Form 1099-DIV identifying the source of the distribution is mailed to our stockholders.
During the year ended December 31, 2025, cash and cash equivalents decreased $2.7 million. During the year ended December 31, 2025, net cash provided by operating activities of $43.6 million was primarily driven by the repayment and sale of portfolio investments, which were partially used in connection with the net repayments of outstanding debt of $27.9 million.
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
Borrowings
As of December 31, 2025, we had $220.5 million of outstanding debt with a weighted-average effective interest rate of 7.1%.
Banc of California Credit Facility. We are party to the BLA with Banc of California, as lender, to provide us with a senior secured revolving credit facility, or the Banc of California Credit Facility. The Banc of California Credit Facility is available for general corporate purposes including investment funding. The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance Securities and non-performing loans, and as otherwise specified in the BLA. The

Banc of California Credit Facility is guaranteed by OFSCC-MB and secured by all of our and OFSCC-MB’s current and future assets, excluding assets held by OFSCC-FS and SBIC I LP, and our partnership interests in SBIC I LP. As of December 31, 2025, OFSCC-MB and us held aggregate investments of $140.5 million, at fair value.
The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants such as information reporting requirements, a minimum tangible NAV, a minimum quarterly net investment income after incentive fees, and a maximum ratio of total liabilities divided by NAV. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of December 31, 2025, we were in compliance in all material respects with the applicable covenants.
As of December 31, 2025, the terms of the Banc of California Credit Facility were as follows (dollar amounts in thousands):

	Principal Outstanding	Unused Commitment	Floor Rate	Interest Rate	Stated Coupon	Annual Commitment Fee	Maturity Date(1)
Banc of California Credit Facility	$4,500	$20,500	5.00%	Prime + 0.25%	7.00%	0.50%	February 28, 2026
(1) On January 9, 2026, we amended the Banc of California Credit Facility to extend the maturity date from February 28, 2026 to February 28, 2028.
On April 22, 2022, we amended the Banc of California Credit Facility to: (i) increase the maximum amount available from $25.0 million to $35.0 million; and (ii) extend the maturity date from February 28, 2023 to February 28, 2024.
On December 15, 2022, we amended the Banc of California Credit Facility to: (i) reduce the maximum amount available from $35.0 million to $25.0 million; and (ii) eliminate the No Net Losses covenant, which restricted net losses (defined as income after adjustments to the investment portfolio for gains and losses, realized and unrealized, also shown as net increase (decrease) in net assets resulting from operations) in more than two quarters during the prior four quarters then ended.
On December 15, 2023, we amended the Banc of California Credit Facility to: (i) extend the maturity date from February 28, 2024 to February 28, 2026; (ii) increase the interest rate floor from 4.00% to 5.00%; and (iii) eliminate the 0.50% unused line fee and replace it with an annual commitment fee of 0.50%.
On January 9, 2026, we amended the Banc of California Credit Facility to extend the maturity date from February 28, 2026 to February 28, 2028.
BNP Facility. On June 20, 2019, we entered into the a revolving credit and security agreement by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equityholder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator, which provided for borrowings in an aggregate principal amount up to $80.0 million during its reinvestment period.
Borrowings under the BNP Facility bore interest at a variable rate of SOFR plus a variable margin (2.65% floor), which is determined on the basis of industry-recognized portfolio company metrics at the time of funding.
The reinvestment period of the BNP Facility expired on September 30, 2025, after which the ability to access the unused commitment of the facility and make additional investments under the facility terminated. On February 18, 2026, in connection with the closing of the Natixis Facility, OFSCC-FS repaid in full all outstanding obligations due, and terminated all commitments, under the BNP Facility. All liens securing the BNP Facility were released upon such repayment.
Borrowings under the BNP Facility were secured by substantially all of the assets held by OFSCC-FS. As of December 31, 2025, total assets held by OFSCC-FS were $132.9 million.
As of December 31, 2025, the BNP Facility had the following terms and balances (dollar amounts in thousands):

	Principal Outstanding(1)	Unused Commitment(2)	Interest Rate	Margin Floor	Stated Coupon	Maturity
BNP Facility	$50,950	N/A	SOFR + 2.65%	2.65%	6.47%	June 20, 2027
(1) On February 18, 2026, in connection with the closing of the Natixis Facility, OFSCC-FS repaid in full all outstanding obligations due.
(2) As of December 31, 2025, the unused commitment under the BNP Facility was $0, following the expiration of the reinvestment period on September 30, 2025.

Unsecured Notes. At December 31, 2025 and 2024, the aggregate principal debt of our Unsecured Notes totaled $165.0 million and $180.0 million, respectively.
Issuance and Redemption of Unsecured Notes During the Year Ended December 31, 2025
On July 23, 2025, we closed the public offering of $69.0 million aggregate principal amount of our Unsecured Notes Due July 2028, which included $9.0 million of aggregate principal amount related to the underwriters’ option to cover overallotments. The net proceeds to us from the Unsecured Notes Due July 2028, after deducting underwriting fees of $1.4 million and offering expenses of $0.3 million, was $67.3 million. The Unsecured Notes Due July 2028 bear interest at a stated rate of 7.50% and will mature on July 31, 2028. We may redeem the Unsecured Notes Due July 2028 in whole or in part at any time, or from time to time, on or after July 31, 2026.
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
On December 30, 2025, we redeemed $15.0 million of the issued and outstanding Unsecured Notes Due February 2026, plus accrued interest.
As of December 31, 2025, we had $16.0 million of outstanding Unsecured Notes Due February 2026, which were redeemed in full on February 9, 2026. See “—Recent Developments” for additional information.
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
As of December 31, 2025, the Unsecured Notes had the following terms and balances (dollar amounts in thousands):

Unsecured Notes	Principal	Stated Interest Rate	Effective Interest Rate(1)	Optional Redemption Date	Maturity
Unsecured Notes Due February 2026(2)	$16,000	4.75%	5.44%	Callable	February 10, 2026
Unsecured Notes Due July 2028	69,000	7.50	8.34	July 31, 2026	July 31, 2028
Unsecured Notes Due October 2028	55,000	4.95	5.32	Callable	October 31, 2028
Unsecured Note Due August 2029	25,000	8.00	8.80	Callable	August 8, 2029
Total / Weighted-Average	$165,000	6.46%	7.12%
(1)    The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.
(2)    On February 9, 2026, we redeemed in full the $16.0 million in aggregate principal amount of our Unsecured Notes Due February 2026. See “—Recent Developments” for additional information.
SBA Debentures. On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures totaling $31.9 million, and, on April 17, 2024, surrendered its license to operate as a SBIC.

The average dollar borrowings and average interest rate related to our debt for the years ended December 31, 2025, 2024 and 2023, were as follows (dollar amounts in thousands):

Year Ended	Average Dollar Borrowings	Weighted-Average Interest Rate
December 31, 2025	$251,696	6.56%
December 31, 2024	260,792	6.38
December 31, 2023	324,357	6.01
The following table shows the scheduled maturities of the principal balances of our outstanding borrowings as of December 31, 2025:

	Principal Due by Year
Debt liabilities	Total	2026	2027	2028	2029	2030
Banc of California Credit Facility(1)	$4,500	$4,500	$—	$—	$—	$—
BNP Facility(2)	50,950	—	50,950	—	—	—
Unsecured Notes(3)	165,000	16,000	—	124,000	25,000	—
Total	$220,450	$20,500	$50,950	$124,000	$25,000	$—
(1) On January 9, 2026, we amended the Banc of California Credit Facility to extend the maturity date from February 28, 2026 to February 28, 2028.
(2) On February 18, 2026, in connection with the closing of the Natixis Facility, OFSCC-FS repaid in full all outstanding obligations due, and terminated all commitments, under the BNP Facility. The maturity date of the Natixis Facility is February 18, 2031, subject to earlier termination under certain conditions set forth in the Natixis Facility.
(3) On February 9, 2026, we redeemed in full the $16.0 million in aggregate principal amount of our Unsecured Notes Due February 2026. See “—Recent Developments” for additional information.
Other Liquidity Matters. We expect to fund the growth of our investment portfolio utilizing future equity offerings, and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. On July 30, 2025, our stockholders approved a proposal to authorize us, with approval of our Board, to sell or otherwise issue shares of our common stock (during a twelve-month period) at a price below our then-current NAV per share in one or more offerings, subject to certain limitations (including that the cumulative number of shares sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale). We cannot assure stockholders that our plans to raise capital will be successful. In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of certain portfolio investments, in particular, equity investments, may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value and incur a capital loss.
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
On May 3, 2018, our Board, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the reduced asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 3, 2019, our minimum required asset coverage ratio decreased from 200% to 150%. See “Part 1, Item 1A. Risk Factors—Risks Related to our Business and Structure—We are subject to reduced asset coverage for borrowings, which increases the maximum amount of leverage we may incur.”
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
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
At December 31, 2025, we had $3.4 million of cash and cash equivalents, as well as an unused commitment of $20.5 million under our Banc of California Credit Facility, to meet our short-term contractual obligations, subject to contractual requirements and regulatory asset coverage requirements. The stated unused commitment on our Banc of California Credit Facility is subject to a borrowing base and other covenants. At December 31, 2025, we had $13.2 million of outstanding commitments to fund portfolio investments that can be funded with our current cash or the Banc of California Credit Facility.
Effective September 30, 2025, the reinvestment period of the BNP Facility expired, after which the ability to access the unused commitment of the facility terminated. On February 18, 2026, in connection with the closing of the Natixis Facility, OFSCC-FS repaid in full all outstanding obligations due, and terminated all commitments, under the BNP Facility. All liens securing the BNP Facility were released upon such repayment.
Following the extension of our Banc of California Credit Facility executed in January 2026, and the refinancing of our BNP Facility executed in February 2026, we do not have any debt maturities until February 2028.
As of December 31, 2025, we had $16.0 million of outstanding Unsecured Notes Due February 2026 which were fully redeemed on February 9, 2026.
Off-Balance Sheet Arrangements
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
Our Board maintains a variable dividend policy with the objective of distributing quarterly distributions in an amount not less than 90% of our taxable quarterly income or potential annual income for a particular year. In addition, during the year, we may pay a special dividend, such that we may make additional, non-recurring, distributions of accumulated taxable income, while maintaining the option to spill over our excess taxable income to a following year. We may choose to retain a portion of our taxable income in any year and pay the 4% U.S. federal excise tax on the retained amounts. For the years ended December 31, 2025, 2024 and 2023, we recognized U.S. federal excise tax expense (benefit) of $0, $(0.1) million and $0, respectively. Each year, a statement on Form 1099-DIV identifying the source of our distributions is provided to our stockholders, as required.
Since our initial public offering in 2012 and through December 31, 2025, distributions to stockholders total $200.4 million, or $16.54 per share on a cumulative basis, which is 110% of the initial public offering price of $15.00. For a detailed description of our distributions paid for the years ended December 31, 2025, 2024 and 2023, see “Item 8. Financial Statements and Supplementary Data—Note 10.”

Recent Developments
Final Redemption of 4.75% Notes due February 2026
On January 8, 2026, we issued notices to the holders of the Unsecured Notes Due February 2026 regarding the exercise of our option to redeem on February 9, 2026 $16.0 million, which is equal to the remainder of the outstanding Unsecured Notes Due February 2026, plus accrued interest of $0.4 million.
Banc of California Amendment
On January 9, 2026, we amended the Banc of California Credit Facility to extend the maturity date from February 28, 2026 to February 28, 2028.
Natixis Facility Executed
On February 18, 2026, OFSCC-FS entered into the Natixis Facility, which provides for borrowings in an aggregate principal amount up to $80.0 million. Borrowings under the Natixis Facility will bear interest at a rate based on SOFR for the applicable one- or three-month interest period, plus an applicable spread. Interest is payable quarterly in arrears. Any amounts borrowed under the Natixis Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of: (i) February 18, 2031; or (ii) upon the occurrence of certain other events that result in accelerated maturity under the Natixis Facility.
Payoff and Termination of BNP Facility
On February 18, 2026, in connection with the closing of the Natixis Facility, OFSCC-FS repaid in full all outstanding obligations due, and terminated all commitments, under the BNP Facility. All liens securing the BNP Facility were released upon such repayment.
Declaration of a Distribution
On February 26, 2026, our Board declared a distribution of $0.17 per share for the first quarter of 2026, payable on March 31, 2026 to stockholders of record as of March 20, 2026.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, activity in South America, interest rate and inflation rate changes, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, instability in the U.S. and international banking systems and the risk of recession or the impact of the prolonged shutdown of U.S. government services has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I—1A. Risk Factors.”
Investment Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of most portfolio investments without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate significantly from period-to-period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to “Item 8. Consolidated Financial Statements” for the year ended December 31, 2025 for more information relating to our investment valuation.
Interest Rate Risk
As of December 31, 2025, we held loans and mezzanine debt investments with an aggregate fair value of $168.0 million, or 89% of our total loan and mezzanine debt investments, at fair value, that bore interest at floating interest rates and contained interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. The aggregate 175 basis point reductions in the U.S. Federal Reserve target federal funds rate enacted from September 2024 through December 2025 has resulted in our variable rate debt investments generating less interest income. Changes in interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact our results of operations, cost of funding and the valuation of our investments. Additional reductions in interest rates would reduce our interest income, which could in turn decrease our net investment income if such decreases in base interest rates are not offset by other factors, such as increases in the spread over such base interest rates or decreases in our operating expenses.
As of December 31, 2025, our Unsecured Notes comprise 75% of our total outstanding debt. Our Unsecured Notes bear interest at fixed rates, which may result in net interest margin compression in a period of falling interest rates. In addition, during the year ended December 31, 2025, we issued $69.0 million of 7.50% Unsecured Notes Due July 2028 and a $25.0 million 8.00% Unsecured Note Due August 2029 and used the proceeds of these issuances to redeem $94.0 million of our 4.75% Unsecured Notes Due February 2026. The issuance of this debt to a higher interest rate has resulted in net interest margin compression. As of December 31, 2025, our Banc of California Credit Facility and BNP Facility had floating interest rate provisions based on the applicable reference rates.
Interest rate sensitivity refers to the change in interest income and interest expense that may result from changes in the level of interest rates. As of December 31, 2025, 1-month and 3-month SOFR were 3.69% and 3.65%, respectively. Assuming that the consolidated balance sheet as of December 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in reference rates (in thousands):

Basis point increase	Interest income	Interest expense	Net change
25	$333	$(52)	$281
50	790	(190)	600
75	1,247	(329)	918
100	1,704	(468)	1,236
125	2,161	(606)	1,555

Basis point decrease	Interest income	Interest expense	Net change
25	$(581)	$226	$(355)
50	(1,038)	364	(674)
75	(1,492)	503	(989)
100	(1,941)	641	(1,300)
125	(2,390)	780	(1,610)
Although we believe that the foregoing analysis is illustrative of our sensitivity to interest rate changes as of December 31, 2025, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
OFS Capital Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of OFS Capital Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodians, agent banks, portfolio companies, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Accompanying Supplemental Information
We have also previously audited, in accordance with the standards of the PCAOB, the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2023, 2022 and 2021, and the related consolidated statements of operations, changes in net assets, and cash flows for the years ended December 31, 2022 and 2021 (none of which is presented herein), and we expressed unqualified opinions on those consolidated financial statements. The senior securities information included in Part II, Item 5 of the Annual Report on Form 10-K of the Company as of December 31, 2025, under the caption “Senior Securities” (the Senior Securities Table), has been subjected to audit procedures performed in conjunction with the audits of the Company’s respective consolidated financial statements. The Senior Securities Table is the responsibility of the Company’s management. Our audit procedures included determining whether the Senior Securities Table reconciles to the respective consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the Senior Securities Table. In forming our opinion on the Senior Securities Table, we evaluated whether the Senior Securities Table, including its form and content, is presented in conformity with the instructions to Form N-2. In our opinion, the Senior Securities Table is fairly stated, in all material respects, in relation to the respective consolidated financial statements as a whole.
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

Evaluation of the fair value of Portfolio Company Investments using unobservable inputs
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company measures its investments at fair value. For those investments where the valuation is based on less observable or unobservable inputs, the Company’s determination of fair value requires more judgment. The majority of the Company’s investments are debt or equity investments in a portfolio company, excluding Structured Finance Securities, (collectively, Portfolio Company Investments), valued using unobservable inputs which the Company measures using either the income approach or market approach, or combining multiple valuation approaches. As of December 31, 2025, the fair value of such investments was $265.6 million.
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
March 3, 2026

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Assets and Liabilities
(Dollar amounts in thousands, except per share data)

	December 31,
	2025	2024
Assets
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $300,748 and $352,089, respectively)	$242,070	$305,242
Affiliate investments (amortized cost of $27,652 and $11,458, respectively)	99,945	104,423
Total investments, at fair value (amortized cost of $328,400 and $363,547, respectively)	342,015	409,665
Cash and cash equivalents	3,359	6,068
Receivable for investments sold	—	9,247
Interest and dividend receivable	719	1,774
Prepaid expenses and other assets	613	1,369
Total assets	$346,706	$428,123

Liabilities
Revolving lines of credit	55,450	68,350
Unsecured Notes (net of discounts and deferred debt issuance costs of $2,812 and $1,688, respectively)	162,188	178,312
Interest payable	2,269	3,195
Payable to investment adviser and affiliates (Note 3)	2,264	3,145
Payable for investments purchased	—	1,802
Other liabilities	1,347	1,094
Total liabilities	223,518	255,898

Commitments and contingencies (Note 6)

Net Assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,398,078 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	134	134
Paid-in capital in excess of par	174,195	184,912
Total distributable earnings (accumulated losses)	(51,141)	(12,821)
Total net assets	123,188	172,225

Total liabilities and net assets	$346,706	$428,123

Number of common shares outstanding	13,398,078	13,398,078
Net asset value per share	$9.19	$12.85

See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollar amounts in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Investment income
Interest income:
Non-control/non-affiliate investments	$37,017	$41,699	$53,208
Affiliate investments	5	—	—
Total interest income	37,022	41,699	53,208
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	1,312	1,635	1,461
Affiliate investments	1,407	1,098	1,136
Total payment-in-kind interest and dividend income:	2,719	2,733	2,597
Dividend income:
Non-control/non-affiliate investments	273	43	29
Affiliate investments	273	2,984	630
Total dividend income	546	3,027	659
Fee income:
Non-control/non-affiliate investments	404	505	479
Total investment income	40,691	47,964	56,943

Expenses
Interest expense	16,510	16,648	19,482
Base management fees	5,769	5,993	7,218
Income Incentive Fee	1,758	4,178	5,040
Professional fees	1,623	1,630	1,681
Administration fees	1,557	1,521	1,680
Other expenses	1,090	1,282	1,682
Total expenses	28,307	31,252	36,783
Net investment income	12,384	16,712	20,160

Net realized and unrealized gain (loss) on investments
Net realized loss on non-control/non-affiliate investments	(12,159)	(10,606)	(838)
Net realized loss on affiliate investments	—	(6,506)	—
Net realized loss on control investments	—	—	(10,516)
Income tax (expense) benefit on net realized gains on investments	1	(9)	(51)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	(15,989)	4,035	(7,033)
Net unrealized appreciation (depreciation) on affiliate investments	(16,515)	25,326	(10,961)
Net unrealized appreciation on control investments	—	—	9,056
Deferred tax expense on net unrealized appreciation	(311)	(510)	(69)
Net gain (loss) on investments	(44,973)	11,730	(20,412)
Loss on extinguishment of debt	(504)	—	(213)
Net increase (decrease) in net assets resulting from operations	$(33,093)	$28,442	$(465)

Net investment income per common share - basic and diluted	$0.92	$1.25	$1.50
Net increase (decrease) in net assets resulting from operations per common share - basic and diluted	$(2.47)	$2.12	$(0.04)
Distributions declared per common share	$1.19	$1.36	$1.34
Basic and diluted weighted-average common shares outstanding	13,398,078	13,398,078	13,398,078
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Changes in Net Assets
(Dollar amounts in thousands)

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Paid-in capital in excess of par	Total distributable earnings (accumulated losses)	Total net assets
Balances at December 31, 2022	—	$—	13,398,078	$134	$184,841	$(4,552)	$180,423

Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	20,160	20,160
Net realized losses on investments, net of taxes	—	—	—	—	—	(11,405)	(11,405)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(9,007)	(9,007)
Loss on extinguishment of debt	—	—	—	—	—	(213)	(213)
Dividends declared	—	—	—	—	—	(17,954)	(17,954)
Net decrease for the year ended December 31, 2023	—	—	—	—	—	(18,419)	(18,419)
Balances at December 31, 2023	—	$—	13,398,078	$134	$184,841	$(22,971)	$162,004

Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	16,712	16,712
Net realized losses on investments, net of taxes	—	—	—	—	—	(17,121)	(17,121)
Net unrealized appreciation on investments, net of deferred taxes	—	—	—	—	—	28,851	28,851
Tax reclassifications of permanent differences	—	—	—	—	71	(71)	—
Dividends declared	—	—	—	—	—	(18,221)	(18,221)
Net increase for the year ended December 31, 2024	—	—	—	—	71	10,150	10,221
Balances at December 31, 2024	—	$—	13,398,078	$134	$184,912	$(12,821)	$172,225

Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	12,384	12,384
Net realized losses on investments, net of taxes	—	—	—	—	—	(12,158)	(12,158)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(32,815)	(32,815)
Loss on extinguishment of debts	—	—	—	—	—	(504)	(504)
Tax reclassifications of permanent differences	—	—	—	—	(1)	1	—
Distributions declared:
Distributions from net investment income	—	—	—	—	—	(5,228)	(5,228)
Distributions from tax return of capital	—	—	—	—	(10,716)	—	(10,716)
Net decrease for the year ended December 31, 2025	—	—	—	—	(10,717)	(38,320)	(49,037)
Balances at December 31, 2025	—	$—	13,398,078	$134	$174,195	$(51,141)	$123,188
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(33,093)	$28,442	$(465)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized loss on investments, net of taxes	12,158	17,121	11,405
Net unrealized (appreciation) depreciation on investments, net of deferred taxes	32,815	(28,851)	9,007
Loss on extinguishment of debt	504	—	213
Amortization of deferred debt issuance costs	1,571	1,505	1,528
Write-off of deferred offering costs	—	99	—
Amortization of intangible asset	—	69	408
Amortization of Net Loan Fees	(983)	(1,649)	(1,836)
Amendment fees received	58	281	250
Payment-in-kind interest and dividend income	(2,719)	(2,733)	(2,597)
Accretion of interest income on Structured Finance Securities	(11,558)	(8,731)	(10,857)
Purchase and origination of portfolio investments	(50,530)	(93,370)	(41,736)
Proceeds from principal payments on portfolio investments	26,913	67,144	83,004
Proceeds from sale or redemption of portfolio investments	46,788	46,110	18,930
Distributions received from portfolio investments	14,922	15,595	14,483
Changes in operating assets and liabilities:
Interest and dividend receivable	1,055	443	(15)
Receivable for investments sold	9,247	(9,247)	—
Interest payable	(926)	(517)	(235)
Payable to investment adviser and affiliates	(881)	(411)	(353)
Payable for investments purchased	(1,802)	1,802	—
Other assets and liabilities	100	(92)	432
Net cash provided by operating activities	43,639	33,010	81,566
Cash flows from financing activities
Distributions paid to common stockholders	(15,944)	(18,221)	(17,954)
Borrowings under revolving lines of credit	27,450	17,500	26,550
Repayments under revolving lines of credit	(40,350)	(39,650)	(40,750)
Proceeds from Unsecured Notes issuances, net of commissions and discounts	91,870	—	—
Redemption of Unsecured Notes	(109,000)	—	—
Repayments of SBA debentures	—	(31,920)	(19,000)
Payments of deferred debt issuance costs	(374)	—	—
Net cash used in financing activities	(46,348)	(72,291)	(51,154)
Net increase (decrease) in cash and cash equivalents	(2,709)	(39,281)	30,412
Cash and cash equivalents — beginning of year	6,068	45,349	14,937
Cash and cash equivalents — end of year	$3,359	$6,068	$45,349
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$15,865	$15,660	$18,189
Cash paid for taxes	21	182	31
Supplemental Disclosure of Non-Cash Activities:
Reclassification of deferred offering costs from the issuance of Unsecured Notes	$52	$—	$—
See Notes to Consolidated Financial Statements.

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments
December 31, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
12 Interactive, LLC (D/B/A PerkSpot) (21)	Software Publishers
First Lien Debt		9.42%	SOFR+	5.75%	9/5/2025	9/5/2030	$1,453	$1,441	$1,453	1.2%
First Lien Debt		9.42%	SOFR+	5.75%	9/5/2025	3/5/2027	1,120	1,110	1,120	0.9%
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	5.75%	9/5/2025	9/5/2030	—	(3)	(3)	—
							2,573	2,548	2,570	2.1
24 Seven Holdco, LLC (15)	Temporary Help Services
First Lien Debt		10.96%	SOFR+	7.13%	1/28/2022	11/16/2027	8,386	8,366	8,361	6.8

AIDC IntermediateCo 2, LLC (15)	Computer Systems Design Services
First Lien Debt		8.97%	SOFR+	5.25%	7/22/2022	7/22/2027	1,940	1,925	1,938	1.6
First Lien Debt		8.97%	SOFR+	5.25%	7/31/2023	7/22/2027	45	45	45	—
							1,985	1,970	1,983	1.6
Allen Media, LLC (15)	Cable and Other Subscription Programming
First Lien Debt		9.32%	SOFR+	5.50%	3/2/2021	2/10/2027	3,652	3,651	2,862	2.3

Associated Spring, LLC (15)	Spring Manufacturing
First Lien Debt		8.59%	SOFR+	4.75%	12/10/2024	4/4/2030	2,219	2,183	2,212	1.8
First Lien Debt (Delayed Draw) (5)		8.57%	SOFR+	4.75%	12/10/2024	4/4/2030	238	230	233	0.2
							2,457	2,413	2,445	2.0
Asurion, LLC (14) (15)	Communication Equipment Repair and Maintenance
First Lien Debt		7.97%	SOFR+	4.25%	10/28/2025	9/19/2030	1,496	1,493	1,498	1.2

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Avison Young Inc. (8)	Nonresidential Property Managers
First Lien Debt (11)		3.70% cash / 8.50% PIK	SOFR+	8.50%	12/18/2025	12/12/2027	$82	$82	$83	0.1%
First Lien Debt (11) (15)		5.20% cash / 5.85% PIK	SOFR+	7.35%	12/18/2025	12/12/2027	231	231	234	0.2
First Lien Debt (11) (15)		5.49% cash / 6.50% PIK	SOFR+	8.00%	11/25/2021	3/12/2029	1,669	1,670	1,452	1.2
First Lien Debt (6) (10) (11) (15)		5.60% cash / 6.50% PIK	SOFR+	8.00%	11/25/2021	3/12/2029	329	213	249	0.2
First Lien Debt (Delayed Draw) (5)		n/m (18)	SOFR+	8.50%	12/18/2025	12/12/2027	—	—	—	—
Common Equity (1,185 Class B units) (10) (13) (15)					3/12/2024			1,400	—	—
Preferred Equity (1,715 Class A units) 12.5% PIK (10) (13) (15)					3/12/2024			1,269	118	0.1
							2,311	4,865	2,136	1.8
BayMark Health Services, Inc. (6) (15)	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		14.43%	SOFR+	10.50%	6/10/2021	6/11/2028	4,962	4,931	248	0.2
Second Lien Debt		14.70%	SOFR+	10.50%	6/10/2021	6/11/2028	3,988	3,961	199	0.2
							8,950	8,892	447	0.4
Boca Home Care Holdings, Inc. (19)	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		10.59%	SOFR+	6.50%	2/25/2022	2/25/2027	9,018	8,983	9,017	7.3
First Lien Debt (Revolver) (5)		10.59%	SOFR+	6.50%	2/25/2022	2/25/2027	226	222	226	0.2
Common Equity (1,290 Class A units) (10)					2/25/2022			1,290	768	0.6
Preferred Equity (3,446 Class A Units), 12.0% cash / 2.0% PIK					3/3/2023			345	363	0.3
							9,244	10,840	10,374	8.4
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt (15)		10.57%	SOFR+	6.75%	11/3/2023	12/30/2027	3,133	3,086	2,971	2.4
First Lien Debt (Revolver) (5)		10.57%	SOFR+	6.75%	11/3/2023	12/30/2027	112	107	96	0.1
							3,245	3,193	3,067	2.5
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)					3/27/2020			703	33	—

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Envocore Holding, LLC (F/K/A LRI Holding, LLC) (17)	Electrical Contractors and Other Wiring Installation Contractors
First Lien Debt		7.50%	N/A		6/30/2017	12/31/2027	$6,167	$6,167	$6,167	5.0%
First Lien Debt (Revolver) (5)		n/m (18)	N/A		11/29/2021	12/31/2027	—	—	—	—
Second Lien Debt (6) (10)		10.00% PIK	N/A		6/30/2017	12/31/2028	9,590	6,584	2,382	1.9
Equity Participation Rights (7) (10)					12/31/2021			4,722	—	—
							15,757	17,473	8,549	6.9
Excelin Home Health, LLC (6)	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	7,119	6,765	4,079	3.3

GoTo Group (F/K/A LogMeIn, Inc.) (14) (15)	Data Processing, Hosting, and Related Services
First Lien Debt		8.79%	SOFR+	4.75%	3/26/2021	4/28/2028	926	926	826	0.7
First Lien Debt		8.79%	SOFR+	4.75%	3/26/2021	4/28/2028	1,280	1,279	503	0.4
							2,206	2,205	1,329	1.1
Heritage Grocers Group, LLC. (F/K/A Tony's Fresh Market / Cardenas Markets) (14) (15)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		10.52%	SOFR+	6.75%	7/20/2022	8/1/2029	8,908	8,763	6,976	5.7

Honor HN Buyer Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		9.57%	SOFR+	5.75%	10/15/2021	10/15/2027	3,132	3,114	3,132	2.5
First Lien Debt (15)		9.57%	SOFR+	5.75%	10/15/2021	10/15/2027	1,981	1,959	1,981	1.6
First Lien Debt (15)		9.57%	SOFR+	5.75%	3/31/2023	10/15/2027	2,204	2,182	2,204	1.8
First Lien Debt (Revolver) (5)		11.50%	Prime+	4.75%	10/15/2021	10/15/2027	47	45	47	—
First Lien Debt (Delayed Draw) (5) (15)		n/m (18)	SOFR+	5.75%	10/15/2024	10/15/2026	—	(10)	(10)	—
							7,364	7,290	7,354	5.9
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		10.75%	SOFR+	6.75%	1/27/2022	3/2/2029	2,683	2,683	2,500	2.0

Inergex Holdings, LLC (19)	Other Computer Related Services
First Lien Debt		10.82%	SOFR+	7.00%	10/1/2018	10/1/2026	14,616	14,562	14,616	12.0
First Lien Debt (Revolver)		10.82%	SOFR+	7.00%	10/1/2018	10/1/2026	2,344	2,344	2,344	1.9
							16,960	16,906	16,960	13.9

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Integrated Energy Services, LLC	Computer Systems Design Services
First Lien Debt (15)		9.20%	SOFR+	5.50%	12/18/2025	12/19/2030	$525	$516	$516	0.4%
First Lien Debt (Delayed Draw) (5)		n/m (18)	SOFR+	5.50%	12/18/2025	12/19/2030	—	(5)	(5)	—
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	5.50%	12/18/2025	12/19/2030	—	(3)	(3)	—
							525	508	508	0.4
JP Intermediate B, LLC	Drugs and Druggists' Sundries Merchant Wholesalers
First Lien Debt		10.67%	SOFR+	7.00%	10/2/2025	9/30/2030	335	335	335	0.3
First Lien Debt (11)		5.17% cash / 4.00% PIK	SOFR+	5.50%	1/14/2021	3/31/2031	1,499	1,499	1,474	1.2
Common Equity (12,663 units) (10) (15)					9/30/2025			2,992	—	—
							1,834	4,826	1,809	1.5
Kreg LLC (20)	Other Ambulatory Health Care Services
First Lien Debt (11) (15)		10.07% cash / 0.50% PIK	SOFR+	6.25%	12/20/2021	12/20/2026	17,256	17,233	16,773	13.6
First Lien Debt (Revolver) (5)		10.09%	SOFR+	6.25%	12/20/2021	12/20/2026	1,337	1,335	1,300	1.1
							18,593	18,568	18,073	14.7
M2S Group Intermediate Holdings Inc. (14) (15)	Plastics Packaging Film and Sheet (including Laminated) Manufacturing
First Lien Debt		8.59%	SOFR+	4.75%	10/28/2025	8/25/2031	1,500	1,483	1,493	1.2

Medrina LLC	All Other Outpatient Care Centers
First Lien Debt (15)		9.69%	SOFR+	6.00%	10/20/2023	10/20/2029	2,190	2,155	2,190	1.8
First Lien Debt (15)		10.22%	SOFR+	6.00%	10/20/2023	10/20/2029	367	364	367	0.3
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(5)	—	—
							2,557	2,514	2,557	2.1
Metasource, LLC (15)	All Other Business Support Services
First Lien Debt		10.18% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	2,727	2,708	2,645	2.1

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

One GI LLC	Offices of Other Holding Companies
First Lien Debt (15)		10.57%	SOFR+	6.75%	12/13/2021	12/22/2025 (22)	$7,280	$7,280	$6,618	5.4%
First Lien Debt (15)		10.57%	SOFR+	6.75%	12/13/2021	12/22/2025 (22)	3,837	3,837	3,488	2.8
First Lien Debt (Revolver)		10.57%	SOFR+	6.75%	12/13/2021	12/22/2025 (22)	1,444	1,444	1,313	1.1
							12,561	12,561	11,419	9.3
Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6)	Software Publishers
First Lien Debt		6.50%	N/A		3/13/2018	12/31/2027	16,648	14,113	7,242	5.9

PM Acquisition LLC	All Other General Merchandise Stores
Common Equity (499 units) (10)					9/30/2017			231	1,181	1.0

PSB Group, LLC (19)	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)
First Lien Debt (15)		10.47%	SOFR+	6.75%	4/17/2025	4/17/2030	7,882	7,848	7,879	6.4
First Lien Debt (Revolver) (5)		10.47%	SOFR+	6.75%	4/17/2025	4/17/2030	406	401	405	0.3
							8,288	8,249	8,284	6.7
Redstone Holdco 2 LP (F/K/A RSA Security) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt		8.85%	SOFR+	4.75%	4/16/2021	4/27/2028	1,715	1,711	1,289	1.0

RideNow Group, Inc. (F/K/A RumbleOn, Inc.) (8) (15)	Other Industrial Machinery Manufacturing
First Lien Debt (11)		10.85% Cash / 1.00% PIK	SOFR+	7.75%	8/31/2021	9/30/2027	2,384	2,362	2,299	1.9
First Lien Debt (11)		10.85% Cash / 1.00% PIK	SOFR+	7.75%	8/31/2021	9/30/2027	720	714	694	0.6
Warrants (warrants to purchase up to $73,000 in common stock) (10)					8/31/2021	8/10/2030 (12)		200	68	0.1
							3,104	3,276	3,061	2.6
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018			—	1,462	1.2

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (1,603 Series B units)					9/4/2020			$160	$1	—%

Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
First Lien Debt		7.44%	SOFR+	3.50%	3/25/2021	4/3/2028	$1,518	1,513	1,096	0.9

SS Acquisition, LLC (19)	Sports and Recreation Instruction
First Lien Debt (15)		9.42%	SOFR+	5.75%	12/20/2024	12/20/2029	16,795	16,728	16,828	13.6
First Lien Debt (Revolver) (5)		9.42%	SOFR+	5.75%	12/20/2024	12/20/2029	500	493	500	0.4
							17,295	17,221	17,328	14.0
Staples, Inc. (14) (15)	Business to Business Electronic Markets
First Lien Debt		9.60%	SOFR+	5.75%	5/23/2024	9/4/2029	2,539	2,468	2,418	2.0

TalentSmart Holdings, LLC (10) (13) (19)	Professional and Management Development Training
Common Equity (670 Class A shares)					10/11/2019			670	695	0.6

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt (15)		9.82% Cash / 1.25% PIK	SOFR+	6.00%	10/14/2021	10/14/2027	14,443	14,383	10,500	8.5
First Lien Debt (Revolver) (5)		9.82%	SOFR+	6.00%	10/14/2021	10/14/2027	566	563	145	0.1
							15,009	14,946	10,645	8.6
United Biologics Holdings, LLC (10) (13)	Medical Laboratories
Preferred Equity (4,701 units)					4/16/2013			9	—	—

Wellful Inc. (F/K/A KNS Acquisition Corp.) (11) (15)	Electronic Shopping and Mail-Order Houses
First Lien Debt		8.33% cash / 1.75% PIK	SOFR+	6.25%	4/16/2021	10/19/2030	4,361	4,361	3,738	3.0

Total Debt and Equity Investments							$216,070	$223,115	$180,465	146.7%

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Structured Finance Securities (8)
Apex Credit CLO 2020 Ltd. (9) (16)
Subordinated Notes		9.87%	N/A		11/16/2020	4/20/2035	$11,080	$9,173	$5,653	4.6%

Apex Credit CLO 2021 Ltd. (9) (16)
Subordinated Notes		6.51%	N/A		5/28/2021	7/18/2034	8,630	5,585	3,170	2.6

Apex Credit CLO 2022-1 Ltd. (9) (16)
Subordinated Notes		20.68%	N/A		4/28/2022	10/22/2038	17,074	9,807	7,929	6.4

Battalion CLO XI Ltd.
Mezzanine Debt - Class E		10.98%	SOFR+	6.85%	4/25/2022	4/24/2034	6,000	6,000	5,466	4.4

BlueMountain CLO XXXV Ltd. (9) (16)
Subordinated Notes		16.45%	N/A		10/30/2024	10/22/2037	7,800	5,954	4,644	3.8

Brightwood Capital MM CLO 2023-1, Ltd. (9) (16)
Subordinated Notes		24.50%	N/A		9/28/2023	10/15/2035	5,494	4,273	4,493	3.6

Canyon CLO 2019-1, Ltd. (9) (16)
Subordinated Notes		21.30%	N/A		8/22/2024	7/15/2037	18,453	9,581	8,539	6.9

CBAMR 2017-1, Ltd. (9) (16)
Subordinated Notes		21.02%	N/A		8/12/2025	1/20/2038	5,100	1,880	1,647	1.3

ICG US CLO 2021-3, Ltd. (9) (16)
Subordinated Notes		26.57%	N/A		8/8/2024	10/20/2034	16,750	7,942	7,289	5.9

LCM 42 Ltd. (9) (16)
Subordinated Notes		18.54%	N/A		12/19/2024	1/15/2038	3,500	3,048	2,727	2.2

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Madison Park Funding XXIX, Ltd. (9) (16)
Subordinated Notes		17.42%	N/A		12/22/2020	3/25/2038	$10,971	$5,223	$3,697	3.0%

Trinitas CLO VIII, Ltd. (4) (9) (10) (16)
Subordinated Notes		0.00%	N/A		3/4/2021	7/20/2117	5,200	2,318	163	0.1

Venture 45 CLO, Limited
Mezzanine Debt - Class E		11.58%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,963	2,607	2.1

Voya CLO 2024-7, Ltd. (9) (16)
Subordinated Notes		16.31%	N/A		1/7/2025	1/20/2038	4,275	3,886	3,581	2.9

Total Structured Finance Securities							$123,327	$77,633	$61,605	49.8%

Total Non-control/Non-affiliate Investments							$339,397	$300,748	$242,070	196.5%

Affiliate Investments
Contract Datascan Holdings, Inc. (17)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares) 10% PIK					8/5/2015			$9,613	$9,201	7.5%
Preferred Equity (2,750 Series C shares) 14% PIK					8/21/2025			2,890	2,884	2.3
Common Equity (11,273 shares) (10)					6/28/2016			104	—	—
Warrants (warrants to purchase 224 Series A preferred equity shares) (10)					8/21/2025	8/20/2035 (12)		—	—	—
Warrants (warrants to purchase 1,946 shares of common equity) (10)					8/21/2025	8/20/2035 (12)		—	—	—
								12,607	12,085	9.8
DRS Imaging Services, LLC (10) (13) (19)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)					3/8/2018			1,135	2,671	2.2

Pfanstiehl Holdings, Inc. (19) (20)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)					1/1/2014			217	79,421	64.5

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2025
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
SSJA Bariatric Management LLC (19)	Offices of Physicians, Mental Health Specialists
First Lien Debt (5)		9.24%	SOFR+	5.25%	10/31/2025	10/31/2028	$234	$232	$235	0.2%
First Lien Debt (15)		9.24% PIK	SOFR+	5.25%	12/31/2020	10/31/2028	3,804	3,804	3,804	3.1
Common Equity (52,763 Class A units) (15)					10/31/2025		—	9,657	1,729	1.4
							4,038	13,693	5,768	4.7

Total Affiliate Investments							$4,038	$27,652	$99,945	81.2%

Total Investments							$343,435	$328,400	$342,015	277.6%

Cash Equivalents (23)

First American Treasury Obligations Fund Class Z		3.66%	N/A				$74	$74	$74	0.1%

Morgan Stanley Institutional Liquidity Funds - Government Portfolio Advisory Class		3.48%	N/A				235	235	235	0.2%

Total Cash Equivalents							$309	$309	$309	0.3%

Total Investments and Cash Equivalents							$343,744	$328,709	$342,324	277.9%

(1)Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)As of December 31, 2025, the Company held loans and mezzanine debt investments with an aggregate fair value of $168,018 that bore interest at a variable rate indexed to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect as of December 31, 2025. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(3)Unless otherwise noted with footnote 14, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.
(4)As of December 31, 2025, the effective accretable yield was estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security’s anticipated optional redemption, was less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions were recognized as reductions to amortized cost until such time, if and when occurring, a future aggregate amount of then-projected distributions exceeds the security’s then-current amortized cost.
(5)Subject to unfunded commitments. The Company considers undrawn amounts in the determination of fair value on revolving lines of credit and delayed draw term loans. See Note 6.
(6)Investment was on non-accrual status as of December 31, 2025. See Note 2 for further details.
(7)Equity participation rights issued by unaffiliated third party fully covered with underlying positions in the portfolio company.
(8)Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company’s assets immediately following the acquisition of any additional non-qualifying assets. As of December 31, 2025, approximately 81% of the Company’s assets were qualifying assets.
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

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2025
(Dollar amounts in thousands)
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
(11)The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum PIK interest rate allowed as of December 31, 2025:

Portfolio Company	Investment Type	Maximum PIK Rate Allowed	Range of PIK Option	Range of Cash Option
Avison Young Inc.	First Lien Debt	8.50%	0% to 8.50%	3.70% to 12.20%
Avison Young Inc.	First Lien Debt	5.85%	0% to 5.85%	5.20% to 11.05%
Avison Young Inc.	First Lien Debt	6.50%	0% to 6.50%	5.49% to 11.99%
Avison Young Inc.	First Lien Debt	6.50%	0% to 6.50%	5.60% to 12.10%
JP Intermediate B, LLC	First Lien Debt	4.00%	0% to 4.00%	5.17% to 9.17%
Kreg, LLC	First Lien Debt	0.50%	0% to 0.50%	10.07% to 10.57%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.00%	0% to 1.00%	10.85% to 11.85%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.00%	0% to 1.00%	10.85% to 11.85%
Wellful Inc. (F/K/A KNS Acquisition Corp.)	First Lien Debt	1.75%	0% to 1.75%	8.33% to 10.08%
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
(20)Portfolio company at fair value represents greater than 5% of total assets at December 31, 2025.
(21)The Company has the right to receive certain information provided to the board of directors.
(22)These investments became contractually due on December 22, 2025. The lending group has entered into a forbearance agreement extending the maturity date of the investments. During this period, the Company continues to accrue interest and receive principal amortization payments on the investments.
(23)Represents cash equivalents held in a money market fund as of December 31, 2025. The Company also had cash deposits of $3,050 as of December 31, 2025.

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

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Boca Home Care Holdings, Inc. (19)	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		10.96%	SOFR+	6.50%	2/25/2022	2/25/2027	$9,627	$9,568	$9,560	5.6%
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.50%	2/25/2022	2/25/2027	—	(7)	(9)	—
Common Equity (1,290 Class A units) (10) (13)					2/25/2022			1,290	679	0.4
Preferred Equity (3,446 Class A Units) 12.0% cash / 2.0% PIK					3/3/2023			345	358	0.2
							9,627	11,196	10,588	6.2
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt (15)		11.23%	SOFR+	6.75%	11/3/2023	12/30/2027	3,166	3,097	3,124	1.8
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.75%	11/3/2023	12/30/2027	—	(6)	(4)	—
							3,166	3,091	3,120	1.8
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)					3/27/2020			703	61	—

Convergint Technologies Holdings, LLC	Security Systems Services (except Locksmiths)
Second Lien Debt		11.22%	SOFR+	6.75%	9/28/2018	3/30/2029	5,938	5,878	5,938	3.4

Creation Technologies Inc. (8) (15)	Bare Printed Circuit Board Manufacturing
First Lien Debt		10.35%	SOFR+	5.50%	9/24/2021	10/5/2028	1,950	1,942	1,915	1.1

East West Manufacturing LLC (15)	Fluid Power Pump and Motor Manufacturing
First Lien Debt		10.11%	SOFR+	5.75%	2/11/2022	12/22/2028	1,910	1,899	1,910	1.1

Envocore Holding, LLC (F/K/A LRI Holding, LLC) (17)	Electrical Contractors and Other Wiring Installation Contractors
First Lien Debt		7.50%	N/A		6/30/2017	12/31/2025	6,231	6,231	6,231	3.6
First Lien Debt (Revolver) (5)		7.50%	N/A		11/29/2021	12/31/2025	899	899	899	0.5
Second Lien Debt (6) (10)		10.00% PIK	N/A		6/30/2017	12/31/2026	8,677	6,584	2,018	1.2
Equity Participation Rights (7) (10)					12/31/2021			4,722	—	—
							15,807	18,436	9,148	5.3
Excelin Home Health, LLC	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	5,955	5,891	4,913	2.9

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

OFS Capital Corporation and Subsidiaries
Consolidated Schedule of Investments (continued)
December 31, 2024
(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Apex Credit CLO 2021 Ltd. (9) (16)
Subordinated Notes		18.66%	N/A		5/28/2021	7/18/2034	$8,630	$6,400	$5,282	3.1%

Apex Credit CLO 2022-1 Ltd. (9) (16)
Subordinated Notes		13.26%	N/A		4/28/2022	4/22/2033	10,726	8,598	6,213	3.6

Battalion CLO XI Ltd.
Mezzanine Debt - Class E		11.75%	SOFR+	6.85%	4/25/2022	4/24/2034	6,000	5,981	5,659	3.3

BlueMountain CLO XXXV Ltd. (9) (16)
Subordinated Notes		15.30%	N/A		10/30/2024	10/22/2037	5,800	4,270	4,217	2.4

Brightwood Capital MM CLO 2023-1, Ltd.
Mezzanine Debt - Class E		15.02%	SOFR+	10.36%	9/28/2023	10/15/2035	2,133	1,965	2,177	1.3
Subordinated Notes (9) (16)		11.91%	N/A		9/28/2023	10/15/2035	5,494	4,960	4,461	2.6
							7,627	6,924	6,638	3.9
Canyon CLO 2019-1, Ltd. (9) (16)
Subordinated Notes		23.97%	N/A		8/22/2024	7/15/2037	18,453	9,492	10,296	6.0

Dryden 76 CLO, Ltd. (9) (16)
Subordinated Notes		10.31%	N/A		9/27/2019	10/15/2037	5,352	3,131	2,210	1.3

ICG US CLO 2021-3, Ltd. (9) (16)
Subordinated Notes		30.03%	N/A		8/8/2024	10/20/2034	16,750	8,082	9,734	5.7

LCM 42 Ltd. (9) (16)
Subordinated Notes		16.91%	N/A		12/19/2024	1/15/2038	3,500	2,993	2,993	1.7

Madison Park Funding XXIII, Ltd. (9) (16)
Subordinated Notes		12.68%	N/A		1/8/2020	7/27/2047	10,000	4,559	4,140	2.4

Madison Park Funding XXIX, Ltd. (9) (16)
Subordinated Notes		6.34%	N/A		12/22/2020	10/18/2047	9,500	4,866	3,604	2.1

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
(6)Investment was on non-accrual status as of December 31, 2024. See Note 2 for further details.
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
The Company may make investments through OFSCC-FS, LLC (“OFSCC-FS”), an indirect wholly owned and consolidated special-purpose vehicle formed in April 2019 for the purpose of acquiring senior secured loan investments; and through OFSCC-MB, Inc. (“OFSCC-MB”), a wholly owned and consolidated subsidiary taxed under subchapter C of the Code, that generally holds the equity investments of the Company that are taxed as pass-through entities.
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
Significant Subsidiaries: The Company evaluates the issuers of its Control Investments for significance in accordance with Rules 3-09 and 4-08(g) of Regulation S-X. As of December 31, 2025, 2024 and 2023, the Company did not have any investments classified as Control Investments.
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
Cash and cash equivalents: Cash represents cash deposits held at U.S. Bank Trust Company, National Association and Citibank N.A., and cash equivalents consist of highly liquid money market funds. Cash equivalents are classified as Level 1 assets and are carried at amortized cost which approximates fair value. The Company’s cash and cash equivalents are maintained with member banks of the Federal Deposit Insurance Corporation (“FDIC”), and, such balances generally exceed the FDIC insurance limits. The Company does not believe its cash and cash equivalent balances are exposed to any significant credit risk. In addition, the Company’s use of cash and cash equivalents held by OFSCC-FS was limited by the terms and conditions of the BNP Facility, including but not limited to, the payment of interest expense and principal on the outstanding borrowings.
The Company had the following cash and cash equivalents as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Cash	$3,050	$5,524
Cash equivalents	309	544
Total cash and cash equivalents	$3,359	$6,068
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
Interest income - Structured Finance Securities: Structured Finance Securities include CLO mezzanine debt, CLO subordinated notes and loan accumulation facility positions. Interest income from investments in CLO subordinated notes is recognized on the basis of the estimated effective yield to expected redemption utilizing assumed cash flows in accordance with ASC Subtopic 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the estimated cash flows from its CLO subordinated notes, and the accretable yields are generally established at purchase, and re-evaluated upon the receipt of the initial distribution and each subsequent quarter thereafter. Expected cash flows inherent in the Company’s estimates of accretable yields are based on expectations of defaults and loss-on-default severity, prepayment timing, reinvestment parameters, as well as other loan-performance assumptions, impacting the loans in the underlying CLO portfolios, as well as the estimated timing of redemption and the associated liquidation price of the terminal principal payment upon redemption. These assumed cash flows represent significant estimates and are subject to a reasonable possibility of near-term change due to economic and credit market conditions, and the effect of these changes could be material. The Company ultimately may not realize income accreted on CLO subordinated note securities.
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
Investment transactions and net realized and unrealized gains and losses on investments: Investment transactions are reported on a trade-date basis. Unsettled trades as of the statement of assets and liabilities date are included in receivable for investments sold and payable for investments purchased, as applicable. Primary market new issue trades are recorded on the closing and issuance of the security. Realized gains or losses on investments are measured by the difference between the net proceeds from

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

the disposition and the amortized cost basis of the investment on a specific-identification basis. Investments are reported at fair value in accordance with ASC 820 as determined in good faith by OFS Advisor, as the valuation designee, under the active supervision of the Board. The Company reports changes in the fair value of investments, relative to the amortized cost of investments, as net unrealized appreciation (depreciation) on investments in the consolidated statements of operations.
Non-accrual loans: Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. PIK income that has been contractually capitalized to the principal balance of the investment prior to the non-accrual designation date is not reserved against interest or dividend income, but rather is assessed through the valuation of the investment with corresponding adjustments to unrealized appreciation/depreciation, as applicable. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments or until a restructuring occurs and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment. See the Company’s schedule of investments and Note 4 for further information on loans on non-accrual status as of December 31, 2025 and December 31, 2024.
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
Depending on the level of ICTI earned in a tax year, the Company may choose to retain ICTI in an amount less than that which would trigger U.S. federal income tax liability under Subchapter M of the Code. However, the Company would be liable for a 4% excise tax on such undistributed income. Such spillover income increases the Company’s RIC distribution requirement in the following year. An excise tax liability is recognized when the Company determines its estimated current year annual ICTI, capital gain net income, and any undistributed ICTI and capital gain net income from the prior year, as defined in the Code, exceeds distributions paid during the calendar year. For the years ended December 31, 2025, 2024 and 2023, the Company recognized U.S. federal excise taxes (refunds) of $0, $(71) and $0, respectively.
The Company may utilize OFSCC-MB when making equity investments in portfolio companies taxed as pass-through entities to meet its source-of-income requirements as a RIC. For U.S. federal income tax purposes, OFSCC-MB is not consolidated with the RIC and is taxed as a C-Corporation. See Note 8 for further information.
The Company evaluates tax positions taken in the course of preparing its tax returns to determine whether they are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold could result in greater and undistributed ICTI, income and excise tax expense, and, if involving multiple years, a re-assessment of the Company’s RIC status. GAAP requires recognition of accrued interest and penalties related to uncertain tax benefits as income tax expense. There were no uncertain income tax positions as of December 31, 2025 and 2024. The current and prior three tax years remain subject to examination by U.S. federal and most state tax authorities.
In December 2023, the Financial Accounting Standards Board issued Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 amended Topic 740 to, among other things, require on an annual basis, the disclosure of additional income tax information related to the Company’s effective tax rate reconciliation and income taxes paid. The Company has adopted ASU 2023-09 on a prospective basis for its fiscal year ending December 31, 2025. See Note 8 for further information.
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
Deferred debt issuance costs: Deferred debt issuance costs represent underwriting discounts, fees and other direct incremental costs incurred in connection with the Company’s borrowings. Deferred debt issuance costs are presented as a direct reduction of the related debt liability on the consolidated statements of assets and liabilities, except for deferred debt issuance costs associated with the Company’s revolving line of credit arrangements, which are included in prepaid expenses and other assets on the consolidated statements of assets and liabilities. Unamortized deferred debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2025 and 2024, were $125 and $681, respectively. Deferred debt issuance costs are amortized to interest expense over the term or expected term of the related debt.
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
Concentration of credit risk: Aside from the Company’s investments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company exceeds the federally insured limits. The Company places cash deposits only with high credit quality institutions which OFS Advisor believes will mitigate the risk of loss due to credit risk. If borrowers completely fail to perform according to the terms of the contracts, the amount of loss due to credit risk from the Company’s investments is equal to the sum of the Company’s recorded investment and, if applicable, the unfunded commitments disclosed in Note 6.
New Accounting Pronouncements and Rule Issuances
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Note 3. Related Party Transactions
Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to an agreement dated November 7, 2012 (“Investment Advisory Agreement”). The Investment Advisory Agreement was most recently re-approved on April 3, 2025. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis. OFS Advisor is a wholly owned subsidiary of OFSAM and a registered investment advisor under the Investment Advisers Act of 1940, as amended.
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
For the years ended December 31, 2025, 2024 and 2023, OFS Advisor agreed to reduce its base management fee attributable to all assets held through OFSCC-FS (“OFSCC-FS Assets”) to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. OFS Advisor’s base management fee reduction is renewable on an annual basis and OFS Advisor is not entitled to recoup the amount of the base management fee reduced with respect to the OFSCC-FS Assets.
The incentive fee has two parts. The first part of the incentive fee (“Income Incentive Fee”) is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, syndication and consulting fees or other fees that the Company receives from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the Administration Agreement (as defined below) and any interest expense and dividends paid on any outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest or dividend feature (such as OID, debt instruments with PIK interest, equity investments with accruing or PIK dividend and zero coupon securities), accrued income that the Company has not yet received in cash.
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
The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). As of December 31, 2025 and December 31, 2024, there were no accrued Capital Gains Fees.
License Agreement: The Company entered into a license agreement with OFSAM under which OFSAM has agreed to grant the Company a non-exclusive, royalty-free license to use the name “OFS.”
Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to an Administration Agreement. The Administration Agreement was most recently re-approved by the Board on April 3, 2025. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers, including its chief executive officer, chief financial officer, chief compliance officer and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services.
Equity Ownership: As of December 31, 2025, affiliates of OFS Advisor held 3,028,163 shares of common stock, which is approximately 23% of the Company’s outstanding shares of common stock.
Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the years ended December 31, 2025, 2024 and 2023 are presented below:

	December 31,
	2025	2024	2023
Base management fees(1)	$5,769	$5,993	$7,218
Income Incentive Fee	1,758	4,178	5,040
Administration fees	1,557	1,521	1,680
Distributions paid to affiliates	3,601	4,112	4,049
(1) For the years ended December 31, 2025, 2024 and 2023, the Company’s base management fee on OFSCC-FS Assets was reduced by $1,008, $1,130 and $1,221, respectively, pursuant to the fee reduction agreed to by OFS Advisor on such assets.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 4. Investments
As of December 31, 2025, the Company had loans to 34 portfolio companies, of which 95% were first lien debt investments and 5% were second lien debt investments, at fair value. The Company also held equity investments in 15 portfolio companies and 14 investments in Structured Finance Securities. At December 31, 2025, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$188,236	57.3%	152.8%	$170,405	49.8%	138.4%
Second lien debt investments	24,924	7.6	20.2	9,409	2.8	7.6
Preferred equity	14,287	4.4	11.6	12,567	3.7	10.2
Common equity, warrants and other(2)	23,320	7.1	18.9	88,029	25.7	71.6
Total debt and equity investments	$250,767	76.4%	203.5%	$280,410	82.0%	227.8%
Structured Finance Securities	77,633	23.6	63.0	61,605	18.0	49.8
Total investments	$328,400	100.0%	266.5%	$342,015	100.0%	277.6%
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $130,270 and $116,279, respectively. Unitranche loans generally provide leverage levels comparable to a combination of first lien and second lien or subordinated loans. Investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal and interest. Includes secondary priority debt investments governed under a first lien credit agreement.
(2) Includes the Company’s investment in Pfanstiehl Holdings, Inc. See “Note 4—Portfolio Concentration” for additional information.
As of December 31, 2025, the Company had loans on non-accrual status with an aggregate amortized cost and fair value of $36,567 and $14,400, respectively.
Geographic composition is determined by the location of the corporate headquarters of the portfolio company. As of December 31, 2025 and 2024, the Company’s investment portfolio was domiciled as follows:

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States of America	$245,902	$278,274	$269,856	$331,188
Canada(1)	4,865	2,136	4,708	1,602
Cayman Islands(1)(2)	73,360	57,112	82,059	70,237
Jersey(1)(2)	4,273	4,493	6,924	6,638
Total investments	$328,400	$342,015	$363,547	$409,665
(1) Represents non-qualifying assets under Section 55(a) of the 1940 Act.
(2) Investments domiciled in the Cayman Islands and Jersey represent certain Structured Finance Securities held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States.
As of December 31, 2025, the industry compositions of the Company’s debt and equity investments were as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$11,234	3.4%	9.1%	$11,006	3.2%	8.9%
Construction	18,986	5.8	15.4	9,644	2.8	7.8
Education Services	17,891	5.4	14.5	18,023	5.3	14.6
Finance and Insurance	3,193	1.0	2.6	3,068	0.9	2.5
Health Care and Social Assistance	68,571	20.9	55.7	48,653	14.3	39.6

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Information	$23,651	7.2%	19.2%	$18,136	5.3%	14.7%
Management of Companies and Enterprises	12,562	3.8	10.2	11,419	3.3	9.3
Manufacturing	22,336	6.8	18.1	97,061	28.4	78.8
Other Services (except Public Administration)	1,493	0.5	1.2	1,498	0.4	1.2
Professional, Scientific, and Technical Services	19,384	5.9	15.7	19,451	5.7	15.8
Public Administration	703	0.2	0.6	33	—	—
Real Estate and Rental and Leasing	25,720	7.8	20.9	22,507	6.6	18.4
Retail Trade	13,355	4.1	10.8	11,895	3.5	9.7
Wholesale Trade	11,688	3.6	9.5	8,016	2.3	6.5
Total debt and equity investments	$250,767	76.4%	203.5%	$280,410	82.0%	227.8%
Structured Finance Securities	77,633	23.6	63.0	61,605	18.0	49.8
Total investments	$328,400	100.0%	266.5%	$342,015	100.0%	277.6%
As of December 31, 2024, the Company had loans to 36 portfolio companies, of which 85% were first lien debt investments and 15% were second lien debt investments, at fair value. The Company also held equity investments in 15 portfolio companies and 18 investments in Structured Finance Securities. At December 31, 2024, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$209,696	57.6%	121.8%	$189,874	46.3%	110.3%
Second lien debt investments	42,313	11.6	24.6	34,331	8.4	19.9
Preferred equity	10,190	2.8	5.9	12,248	3.0	7.1
Common equity, warrants and other(2)	12,365	3.4	7.2	96,337	23.5	56.0
Total debt and equity investments	$274,564	75.5%	159.5%	$332,790	81.2%	193.3%
Structured Finance Securities	88,983	24.5	51.7	76,875	18.8	44.6
Total investments	$363,547	100.0%	211.2%	$409,665	100.0%	237.9%
(1) Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $128,147 and $119,169, respectively. Unitranche loans generally provide leverage levels comparable to a combination of first lien and second lien or subordinated loans. Investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal and interest.
(2) Includes the Company’s investment in Pfanstiehl Holdings, Inc. See “Note 4—Portfolio Concentration” for additional information.
As of December 31, 2024, the Company had loans on non-accrual status with an aggregate amortized cost and fair value of $39,124 and $20,803, respectively.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

As of December 31, 2024, the industry compositions of the Company’s debt and equity investments were as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$22,176	6.1%	12.8%	$21,556	5.2%	12.5%
Construction	20,213	5.6	11.7	10,753	2.6	6.2
Education Services	18,466	5.0	10.7	18,475	4.5	10.7
Finance and Insurance	3,091	0.9	1.8	3,121	0.8	1.8
Health Care and Social Assistance	74,008	20.4	43.0	67,144	16.4	39.1
Information	24,071	6.6	14.1	16,242	4.0	9.5
Management of Companies and Enterprises	12,614	3.5	7.3	12,309	3.0	7.1
Manufacturing	34,899	9.6	20.4	122,234	29.8	71.1
Professional, Scientific, and Technical Services	18,822	5.2	11.0	19,133	4.7	11.1
Public Administration	703	0.2	0.4	61	—	—
Real Estate and Rental and Leasing	13,218	3.6	7.6	13,932	3.4	8.1
Retail Trade	16,511	4.5	9.6	16,985	4.1	9.9
Wholesale Trade	15,773	4.3	9.1	10,845	2.7	6.2
Total debt and equity investments	$274,564	75.5%	159.5%	$332,790	81.2%	193.3%
Structured Finance Securities	88,983	24.5	51.7	76,875	18.8	44.6
Total investments	$363,547	100.0%	211.2%	$409,665	100.0%	237.9%
Portfolio Concentration: The following table presents the Company’s portfolio companies based on fair value that comprise greater than 10% of the Company’s total net assets as of December 31, 2025:

					Percentage of Total
Portfolio Company	Investment Type	Industry	Amortized Cost	Fair Value	Fair Value	Net Assets
Pfanstiehl Holdings, Inc.	Common Equity	Manufacturing	$217	$79,421	23.2%	64.5%
Kreg LLC	First Lien Debt	Health Care and Social Assistance	18,568	18,073	5.3	14.7
SS Acquisition, LLC(1)	First Lien Debt	Education Services	17,221	17,328	5.1	14.0
Inergex Holdings, LLC	First Lien Debt	Professional, Scientific, and Technical Services	16,906	16,960	5.0	13.9
Total			$52,912	$131,782	38.6%	107.1%
(1) As of December 31, 2025, the Company had an outstanding commitment of $1,286 to fund the portfolio company’s undrawn revolver facility.
As of December 31, 2025, approximately 4.9% and 13.6% of the Company’s total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.
A deterioration in the operating performance of these portfolio investments, or other factors underlying the valuation of these investments, could have a material impact on the Company’s NAV.
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
The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the years ended December 31, 2025 and 2024, respectively:

	Year Ended December 31,
	2025	2024
Transfers from Level 2 to Level 3	$1,289	$2,596
Transfers from Level 3 to Level 2	—	8,591
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
In addition, each quarter, the Company assesses whether an arm’s length transaction occurred in the same security, including the Company’s new investments during the quarter, the cost of which (“Transaction Prices”), may be considered a reasonable indication of fair value for a period of time, generally up to three months after the transaction date or until the initial payment date, in the case of new issue Structured Finance Securities. Portfolio investments with a fair value of $10,432 and $22,086, respectively, were valued at their Transaction Prices at December 31, 2025 and December 31, 2024.
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
The fair value of Structured Finance Securities are also estimated primarily by discounted cash flow techniques. In valuing such investments, the Company considers underlying CLO performance metrics, including prepayment rates, default rates, loss-on-default and recovery rates, and estimated market yields as a primary source for discounted cash flow fair value estimates, supplemented by actual trades executed in the market at or around period-end, as well as the Indicative Prices provided by broker-dealers in its estimate of the fair value of such investments. The Company also considers operating metrics, typically included in

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

the governing documents of CLO vehicles, including collateralization tests, concentration limits, defaults, restructuring activity and prepayment rates on the underlying loans, if applicable.
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
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company might realize significantly less than the value at which such investment had previously been recorded and incur a realized capital loss. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, activity in South America, instability in the U.S. and international banking systems, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, the risk of recession or the impact of the prolonged shutdown of U.S. government services, and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments. The Company’s investments are also subject to interest rate risk. Changes in interest rates, including any further potential interest rate reductions approved by the U.S. Federal Reserve, may impact both its cost of funding and the valuation of its investment portfolio.
The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of December 31, 2025 and 2024, respectively.

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2025
Debt investments	$—	$14,809	$165,005	$179,814
Equity investments	—	—	100,596	100,596
Structured Finance Securities	—	—	61,605	61,605
	$—	$14,809	$327,206	$342,015

Security	Level 1	Level 2	Level 3	Fair Value at December 31, 2024
Debt investments	$—	$21,837	$202,368	$224,205
Equity investments	—	—	108,585	108,585
Structured Finance Securities	—	—	76,875	76,875
	$—	$21,837	$387,828	$409,665

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables provide the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of December 31, 2025 and 2024. The Company may make changes to the valuation techniques, among techniques otherwise commonly utilized in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets. The tables are not intended to be all-inclusive and only present the most significant unobservable input(s) relevant to the valuation designee’s determination of fair value.

	Fair Value at December 31, 2025	Valuation technique	Unobservable inputs	Range (Weighted average)(1)
Debt investments:
First lien	$115,014	Discounted cash flow	Discount rates	8.61% - 37.50% (12.77%)
	21,925	Market approach	EBITDA multiples	3.00x - 8.00x (6.11x)
	8,225	Market approach	Revenue multiples	0.35x - 0.50x (0.35x)
	10,432	Market approach	Transaction Price
Second lien	2,500	Discounted cash flow	Discount rates	13.70% - 13.70% (13.70%)
	448	Market approach	EBITDA multiples	9.00x - 9.00x (9.00x)
	6,461	Market approach	Revenue multiples	0.35x - 0.90x (0.70x)

Structured Finance Securities:
Subordinated notes(2)	53,368	Discounted cash flow	Discount rates	13.00% - 27.50% (18.73%)
			Constant default rate	2.00% - 3.00% (2.08%)
			Recovery rate	65.00% - 65.00% (65.00%)
Mezzanine debt(2)	8,074	Discounted cash flow	Discount margin	9.10% - 10.70% (9.62%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)
Subordinated notes	163	Market approach	Net asset value liquidation(3)

Equity investments:
Preferred equity	12,448	Market approach	EBITDA multiples	7.25x - 8.50x (8.46x)
	119	Market approach	Revenue multiples	0.50x - 0.50x (0.50x)
Common equity, warrants and other	88,029	Market approach	EBITDA multiples	6.00x - 14.75x (12.33x)
	—	Market approach	Revenue multiples	0.35x - 0.50x (0.44x)
	$327,206
(1)    Weighted average is calculated based on the fair value of investments.
(2)    The cash flows utilized in the discounted cash flow calculations assume: (i) liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices; and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.
(3)    NAV liquidation represents the fair value, or estimated expected residual value, of the investment.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

	Fair Value at December 31, 2024	Valuation technique	Unobservable inputs	Range (Weighted average)(1)
Debt investments:
First lien	$123,028	Discounted cash flow	Discount rates	9.01% - 32.50% (13.07%)
	16,684	Market approach	EBITDA multiples	3.00x - 7.27x (5.43x)
	9,232	Market approach	Revenue multiples	0.40x - 0.40x (0.40x)
	19,093	Market approach	Transaction Price
Second lien	27,400	Discounted cash flow	Discount rates	10.84% - 33.45% (15.31%)
	4,913	Market approach	EBITDA multiples	8.43x - 8.43x (8.43x)
	2,018	Market approach	Revenue multiples	0.40x - 0.40x (0.40x)

Structured Finance Securities(2):
Subordinated notes	61,308	Discounted cash flow	Discount rates	15.00% - 40.00% (22.25%)
			Constant default rate	2.00% - 3.00% (2.07%)
			Recovery rate	65.00% - 65.00% (65.00%)
	2,993	Market approach	Transaction Price
Mezzanine debt	12,574	Discounted cash flow	Discount margin	7.60% - 9.90% (8.89%)
			Constant default rate	2.00% - 3.00% (2.25%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	12,248	Market approach	EBITDA multiples	7.00x - 8.50x (8.46x)
Common equity, warrants and other	96,337	Market approach	EBITDA multiples	5.85x - 15.75x (13.66x)
	—	Market approach	Revenue multiples	0.00x - 0.40x (0.40x)
	$387,828
(1)    Weighted average is calculated based on the fair value of investments.
(2)    The cash flows utilized in the discounted cash flow calculations assume: (i) liquidation of (a) certain distressed investments and (b) all investments currently in default held by the issuing CLO at their current market prices; and (ii) redeployment of proceeds at the issuing CLO’s assumed reinvestment rate.
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity and Warrants	Structured Finance Securities	Total
Level 3 assets, December 31, 2024	$168,037	$34,331	$12,248	$96,337	$76,875	$387,828
Net realized gain (loss) on investments	7	(3,786)	—	(498)	(6,933)	(11,210)
Net change in unrealized appreciation (depreciation) on investments	2,521	(7,533)	(3,777)	(19,264)	(3,920)	(31,973)
Amortization of Net Loan Fees	473	198	—	—	231	902
Accretion of interest income on Structured Finance Securities	—	—	—	—	11,558	11,558
Capitalized PIK interest and dividends	523	850	1,346	—	—	2,719
Amendment fees received	(58)	—	—	—	—	(58)
Purchase and origination of portfolio investments	25,172	—	2,750	—	19,628	47,550
Proceeds from principal payments on portfolio investments	(10,544)	(7,061)	—	—	(9,133)	(26,738)
Sale and redemption of portfolio investments	(19,174)	(7,590)	—	(927)	(12,048)	(39,739)
Distributions received from portfolio investments	—	—	—	(269)	(14,653)	(14,922)
Conversion from debt investments to equity investments	(12,650)	—	—	12,650	—	—
Transfers from Level 2 to Level 3	1,289	—	—	—	—	1,289
Level 3 assets, December 31, 2025	$155,596	$9,409	$12,567	$88,029	$61,605	$327,206

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
The net unrealized appreciation (depreciation) reported in the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024, attributable to the Company’s Level 3 assets still held at those respective year ends was as follows:

	Year Ended December 31,
	2025	2024
Debt investments	$(6,688)	$(6,518)
Equity investments	(23,541)	18,680
Structured Finance Securities	(9,081)	2,190
Net unrealized appreciation (depreciation) on investments held	$(39,310)	$14,352
Other Financial Assets and Liabilities
GAAP requires disclosure of the fair value of financial instruments not reported at fair value on a recurring basis for which it is practical to estimate such values. The Company believes that the carrying amounts of its other financial instruments such as cash, cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such financial instruments. The senior secured revolving credit facility between the Company and Banc of California (formally known as Pacific Western Bank), as lender (“Banc of California Credit Facility”) and the secured revolving credit facility that provided for borrowings in an aggregate principal amount up to $80,000 during its reinvestment period, issued pursuant to a Revolving Credit and Security Agreement by and among OFSCC-FS, the lenders from time to time parties thereto, BNP Paribas, as administrative agent, OFSCC-FS Holdings, LLC, a wholly owned subsidiary of the Company, as equity holder, the Company, as servicer, Citibank, N.A., as collateral agent and Virtus Group, LP, as collateral administrator (“BNP Facility”) are variable rate instruments and fair value is approximately book value.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The following tables present the fair value measurements of the Company’s debt and the level within the fair value hierarchy of the significant unobservable inputs used to determine such fair values as of December 31, 2025 and 2024:

	December 31, 2025
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$4,500	$4,500
BNP Facility	—	—	50,950	50,950
OFS Capital Corporation 4.75% Notes due 2026	—	—	15,961	15,961
OFS Capital Corporation 7.50% Notes due 2028	70,877	—	—	70,877
OFS Capital Corporation 4.95% Notes due 2028	52,118	—	—	52,118
OFS Capital Corporation 8.00% Note due 2029	—	—	25,333	25,333
Total debt	$122,995	$—	$96,744	$219,739

	December 31, 2024
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$1,000	$1,000
BNP Facility	—	—	67,350	67,350
OFS Capital Corporation 4.75% Notes due 2026	—	—	121,326	121,326
OFS Capital Corporation 4.95% Notes due 2028	49,698	—	—	49,698
Total debt	$49,698	$—	$189,676	$239,374
(1) For Level 1 measurements, fair value is estimated by using the closing price of the security on The Nasdaq Global Select Market.
(2) For Level 3 measurements, fair value is estimated through discounting remaining payments using current market rates for similar instruments at the measurement date through the legal maturity date.
The following are the carrying values and fair values of the Company’s debt as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility	$4,500	$4,500	$1,000	$1,000
BNP Facility	50,950	50,950	67,350	67,350
OFS Capital Corporation 4.75% Notes due 2026	15,988	15,961	124,097	121,326
OFS Capital Corporation 7.50% Notes due 2028	67,498	70,877	—	—
OFS Capital Corporation 4.95% Notes due 2028	54,420	52,118	54,215	49,698
OFS Capital Corporation 8.00% Note due 2029	24,282	25,333	—	—
Total debt	$217,638	$219,739	$246,662	$239,374
(1) Carrying value is calculated as the outstanding principal amount less unamortized deferred debt issuance costs. See Note 2 for details.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 6. Commitments and Contingencies
The following table shows the Company’s outstanding commitments to fund investments in portfolio companies as of December 31, 2025:

Portfolio Company	Investment Type	Commitment
12 Interactive, LLC (D/B/A PerkSpot)	First Lien Debt (Revolver)	$660
Associated Spring, LLC	First Lien Debt (Delayed Draw)	1,483
Avison Young Inc.	First Lien Debt (Delayed Draw)	34
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	1,065
Clevertech Bidco, LLC	First Lien Debt (Revolver)	182
Envocore Holding, LLC (F/K/A LRI Holding, LLC)	First Lien Debt (Revolver)	2,569
Honor HN Buyer Inc.	First Lien Debt (Revolver)	328
Honor HN Buyer Inc.	First Lien Debt (Delayed Draw)	3,062
Integrated Energy Services, LLC	First Lien Debt (Delayed Draw)	300
Integrated Energy Services, LLC	First Lien Debt (Revolver)	150
Medrina LLC	First Lien Debt (Revolver)	319
PSB Group, LLC	First Lien Debt (Revolver)	653
SS Acquisition, LLC	First Lien Debt (Revolver)	1,286
SSJA Bariatric Management LLC	First Lien Debt (Delayed Draw)	157
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	978
		$13,226
In accordance with ASC 820, the Company considers undrawn amounts in the determination of fair value on its revolving lines of credit and delayed draw term loans. As of December 31, 2025, the Company had cash and cash equivalents of $3,359 and an unused commitment of $20,500 under its Banc of California Credit Facility, which is subject to a borrowing base and other covenants, to fund these outstanding commitments to portfolio companies.
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of December 31, 2025.
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
Note 7. Borrowings
Unsecured Notes: The Company’s 4.75% notes due February 10, 2026 (“Unsecured Notes Due February 2026”), 7.50% notes due July 31, 2028 (“Unsecured Notes Due July 2028”), 4.95% notes due October 31, 2028 (“Unsecured Notes Due October 2028”) and the 8.00% note due August 8, 2029 (“Unsecured Note Due August 2029”), (together, the “Unsecured Notes”), totaled $165,000 and $180,000 in aggregate principal debt at December 31, 2025 and 2024, respectively.
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
Unsecured Note Due August 2029: On August 8, 2025, the Company entered into an agreement with an institutional accredited investor in which the Company sold, in a private placement, a $25,000 principal amount Unsecured Note Due August 2029 (the “Securities Purchase Agreement”). The net proceeds to the Company from the Unsecured Note Due August 2029, after deducting discounts of $750 and offering expenses of $48, was $24,202. The Unsecured Note Due August 2029 bears interest at a stated rate of 8.00% and will mature on August 8, 2029. The Company may redeem the Unsecured Note Due August 2029 in whole or in part at any time. The Securities Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC within the meaning of the 1940 Act and minimum asset coverage ratio.
Unsecured Notes Due February 2026: On February 10, 2021, the Company closed the public offering of $100,000 aggregate principal amount of its Unsecured Notes Due February 2026, and on March 18, 2021, the Company closed an additional public offering of $25,000 aggregate principal amount of its Unsecured Notes Due February 2026.
On July 11, 2025, the Company issued notices to the holders of the Unsecured Notes Due February 2026 regarding the exercise of its option to redeem on August 11, 2025, $25,000 of the issued and outstanding amount of such notes, plus accrued interest of $3 and a make-whole premium payment of $4. The Company recognized a loss on extinguishment of debt of $86 related to the acceleration of unamortized deferred debt issuance costs and make-whole premium payment on the redeemed notes.
On July 22, 2025, the Company issued notices to the holders of the Unsecured Notes Due February 2026 regarding the exercise of its option to redeem on August 21, 2025, $69,000 of the issued and outstanding amount of such notes, plus accrued interest of $100 and a make-whole premium payment of $32. The Company recognized a loss on extinguishment of debt of $224 related to the acceleration of unamortized deferred debt issuance costs and make-whole premium payment on the redeemed notes.
On November 28, 2025, the Company issued notices to the holders of the Unsecured Notes Due February 2026 regarding the exercise of its option to redeem on December 30, 2025 $15,000 of the issued and outstanding amount of such notes, plus accrued interest of $277. The Company recognized a loss on extinguishment of debt of $12 related to the acceleration of unamortized deferred debt issuance costs on the redeemed notes.
As of December 31, 2025, the Company had $16,000 of outstanding Unsecured Notes Due February 2026, which were redeemed in full on February 9, 2026. See “Note 12—Subsequent Events” for additional information.
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
The indenture governing the Unsecured Notes Due July 2028 and Unsecured Notes Due October 2028 contain certain covenants, including: (i) prohibiting additional borrowings, including through the issuance of additional debt securities, unless the Company's asset coverage, as defined in the 1940 Act, after giving effect to any exemptive relief granted to the Company by the SEC, equals at least 150% after such borrowings; and (ii) prohibiting (a) the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or (b) the purchase of any capital stock unless the Company’s asset coverage, as defined in the 1940 Act, is at least 150% at the time of such capital transaction and after deducting the amount of such transaction.
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
As of December 31, 2025, the Unsecured Notes had the following terms and balances:

Unsecured Notes	Principal	Unamortized Debt Issuance Costs	Stated Interest Rate(1)	Effective Interest Rate(2)	Optional Redemption Date	Maturity Date
Unsecured Notes Due February 2026(3)	$16,000	$12	4.75%	5.44%	Callable	February 10, 2026
Unsecured Notes Due July 2028	69,000	1,502	7.50%	8.34%	July 31, 2026	July 31, 2028
Unsecured Notes Due October 2028	55,000	580	4.95%	5.32%	Callable	October 31, 2028
Unsecured Note Due August 2029	25,000	718	8.00%	8.80%	Callable	August 8, 2029
Total	$165,000	$2,812
(1) The weighted-average fixed cash interest rate on the Unsecured Notes as of December 31, 2025 was 6.46%.
(2) The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.
(3) On February 9, 2026, the Company redeemed the remaining $16,000 in aggregate principal amount of its Unsecured Notes Due February 2026.
For the years ended December 31, 2025, 2024 and 2023, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the Unsecured Notes were as follows:

	Year Ended December 31,
	2025	2024	2023
Stated interest expense	$10,078	$8,660	$8,660
Amortization of debt issuance costs	1,111	979	981
Total interest and debt financing costs	$11,189	$9,639	$9,641
Cash paid for interest expense	$10,911	$8,660	$8,660
Effective interest rate	5.99%	5.35%	5.36%
Average outstanding balance	$186,929	$180,000	$180,000
Banc of California Credit Facility: The Company is party to a business loan agreement (“BLA”) with Banc of California, as lender, to provide the Company with a $25,000 senior secured revolving credit facility. The Banc of California Credit Facility is available for general corporate purposes including investment funding. The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance Securities and non-performing loans, and as otherwise specified in the BLA. The Banc of California Credit Facility is guaranteed by OFSCC-MB and secured by all of our and OFSCC-MB’s current and future assets, excluding assets held by OFSCC-FS and the Company’s partnership interests in SBIC I LP.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The Banc of California Credit Facility bears interest at a variable rate of the United States Prime interest rate plus a 0.25% margin, with a 5.00% floor, and includes an annual commitment fee of 0.50% of the maximum commitment amount of $25,000. As of December 31, 2025, the stated interest rate of the Banc of California Credit Facility was 7.00%. As of December 31, 2025, the Banc of California Credit Facility’s effective interest rate, including deferred financing cost amortization and commitment fees, was 9.78%.
Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2025 and 2024, were $0 and $121, respectively.
As of December 31, 2025 and 2024, the Company had $4,500 and $1,000 outstanding debt under the Banc of California Credit Facility, respectively, and $20,500 and $24,000 of unused commitments, respectively, subject to a borrowing base and other covenants.
On December 15, 2023, the Company amended the Banc of California Credit Facility to: (i) extend the maturity date from February 28, 2024 to February 28, 2026; (ii) increase the interest rate floor from 4.00% to 5.00%; and (iii) eliminate the 0.50% unused line fee and replace it with an annual commitment fee of 0.50%.
On January 9, 2026, the Company amended the Banc of California Credit Facility to extend the maturity date from February 28, 2026 to February 28, 2028.
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
For the years ended December 31, 2025, 2024 and 2023, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Year Ended December 31,
	2025	2024	2023
Stated interest expense(1)	$114	$3	$147
Amortization of debt issuance costs(1)	121	125	5
Total interest and debt financing costs	$235	$128	$152
Cash paid for interest expense	$111	$—	$145
Effective interest rate(2)	n/m	n/m	n/m
Average outstanding balance	$1,482	$39	$1,249
(1) For the year ended December 31, 2023, stated interest expense includes unused fees. Effective December 15, 2023, the 0.50% unused line fee was replaced with an annual commitment fee of 0.50%, which is included in amortization of debt issuance costs for the years ended December 31, 2025 and 2024.
(2) Not meaningful due to a minimal average outstanding balance relative to the size of the total commitment and the amount of unused or commitment fees incurred during the periods.
BNP Facility: OFSCC-FS was party to the BNP Facility, which provided for borrowings in an aggregate principal amount up to $80,000 during its reinvestment period. Borrowings under the BNP Facility bore interest at a variable rate of SOFR plus a variable margin (2.65% floor), which was determined on the basis of industry-recognized portfolio company metrics at the time of funding. On February 18, 2026, in connection with the closing of the Natixis Facility, OFSCC-FS repaid in full all outstanding obligations due, and terminated all commitments, under the BNP Facility. All liens securing the BNP Facility were released upon such repayment.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Amendments during the years ended December 31, 2025, 2024 and 2023
On June 18, 2025, OFSCC-FS executed an amendment to the BNP Facility to extend the reinvestment period under the facility from June 20, 2025 to August 31, 2025. On August 25, 2025, OFSCC-FS executed an amendment to the BNP Facility to extend the reinvestment period under the facility from August 31, 2025 to September 30, 2025. The reinvestment period of the BNP Facility expired on September 30, 2025, after which the ability to access the unused commitment of the facility terminated.
On August 20, 2025, OFSCC-FS elected to reduce the maximum facility amount from $150,000 to $80,000 under its revolving credit and security agreement. The reduction was made pursuant to the terms of the BNP Facility, which permitted OFSCC-FS to voluntarily reduce the unused amount of the facility upon notice to the administrative agent and other applicable parties. The Company recognized a loss on extinguishment of debt of $147 related to the acceleration of deferred borrowing costs on the commitment reduction.
On November 20, 2025, OFSCC-FS amended the BNP Facility to, among other things: (i) amend and restate the definition of “Portfolio Advance Rate Adjustment” to reflect updated percentages based on the Diversity Score, with different tables applicable across the following periods: (A) from the Closing Date to but excluding the effective date of the Amendment; (B) from the effective date of the Amendment to and including December 15, 2025; and (C) after December 15, 2025; (ii) permit the Borrower to purchase additional Collateral Loans during and after the Reinvestment Period, subject to certain conditions; and (iii) permit the Equityholder, with the consent of the Administrative Agent, to contribute certain Eligible Collateral Loans to the Borrower.
As of December 31, 2025 and 2024, the Company had $50,950 and $67,350, respectively, outstanding debt under the BNP Facility. As of December 31, 2025, the unused commitment under the BNP Facility was $0, following the expiration of the reinvestment period on September 30, 2025.
Borrowings under the BNP Facility were secured by substantially all of the assets held by OFSCC-FS, which were $125,004 and $151,039, or 36% and 35% of the Company’s total consolidated assets at December 31, 2025 and 2024, respectively.
At December 31, 2025, the stated interest rate on the BNP Facility was 6.47%.
OFSCC-FS incurred fees to the lenders as well as legal costs to establish and amend the BNP Facility, which were deferred and amortized over the expected life of the facility. Unamortized debt issuance costs included in prepaid expenses and other assets on the consolidated statements of assets and liabilities as of December 31, 2025 and 2024 were $125 and $560, respectively.
For the years ended December 31, 2025, 2024 and 2023, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the BNP Facility were as follows:

	Year Ended December 31,
	2025	2024	2023
Stated interest expense(1)	$4,747	$6,329	$7,911
Amortization of debt issuance costs	339	381	380
Total interest and debt financing costs	$5,086	$6,710	$8,291
Cash paid for interest expense	$4,843	$6,543	$7,966
Effective interest rate	8.04%	8.88%	8.29%
Average outstanding balance	$63,285	$75,520	$100,062
(1) Stated interest expense includes unused commitment fees. In connection with the expiration of the reinvestment period, and effective September 30, 2025, the Company is no longer subject to an unused commitment fee on the facility.
SBA Debentures: The SBIC Program enabled SBIC I LP to obtain leverage by issuing SBA-guaranteed debentures, subject to issuance of a capital commitment by the SBA and customary procedures. These debentures were non-recourse to the Company, had a ten-year maturity and a fixed interest rate at a market-driven spread over ten-year U.S. Treasury Notes.
As of December 31, 2025 and 2024, SBIC I LP had no outstanding SBA debentures.
Redemptions during the years ended December 31, 2024, and 2023
On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures totaling $31,920 that were contractually due March 1, 2025, and, on April 17, 2024, surrendered its license to operate as a SBIC.

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
For the years ended December 31, 2025, 2024, and 2023, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the SBA debentures were as follows:

	Year Ended December 31,
	2025	2024	2023
Stated interest expense	$—	$151	$1,236
Amortization of debt issuance costs	—	20	162
Total interest and debt financing costs	$—	$171	$1,398
Cash paid for interest expense	$—	$457	$1,418
Effective interest rate	—%	3.26%	3.25%
Average outstanding balance	$—	$5,233	$43,046
The average dollar borrowings and average interest rate for all Company debt during the years ended December 31, 2025, 2024 and 2023, were as follows:

Year ended	Average Dollar Borrowings	Weighted-Average Effective Interest Rate
December 31, 2025	$251,696	6.56%
December 31, 2024	260,792	6.38
December 31, 2023	324,357	6.01
The following table shows the scheduled maturities of the principal balances of the Company’s outstanding borrowings as of December 31, 2025:

	Principal Due by Year
Debt liabilities	Total	2026	2027	2028	2029	Thereafter
Banc of California Credit Facility(1)	$4,500	$4,500	$—	$—	$—	$—
BNP Facility(2)	50,950	—	50,950	—	—	—
Unsecured Notes(3)	165,000	16,000	—	124,000	25,000	—
Total	$220,450	$20,500	$50,950	$124,000	$25,000	$—
(1) On January 9, 2026, the Company amended the Banc of California Credit Facility to extend the maturity date from February 28, 2026 to February 28, 2028.
(2) On February 18, 2026, in connection with the closing of the Natixis Facility, OFSCC-FS repaid in full all outstanding obligations due, and terminated all commitments, under the BNP Facility. The Natixis Facility has a maturity date of February 18, 2031, subject to the occurrence of certain other events that result in accelerated maturity under the Natixis Facility.
(3) On February 9, 2026, the Company redeemed the remaining $16,000 in aggregate principal amount of its Unsecured Notes Due February 2026. See “Note 12—Subsequent Events” for additional information.
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

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

OFSCC-MB and OFSCCFS-NYBG, Inc., entities taxed as corporations under Subchapter C of the Code (collectively, the “Taxable Blocker Subsidiaries”), are consolidated in the Company’s GAAP financial statements but are not included in the determination of ICTI or the RIC compliance requirements of the Company. The income of the Taxable Blocker Subsidiaries, net of applicable income taxes, is not included in the Company’s ICTI until distributed by the Taxable Blocker Subsidiaries, which may result in timing and character differences between the Company’s GAAP and tax-basis net investment income and realized gains and losses.
Taxable income and distributions: As of December 31, 2025, the Company met the source of income and asset diversification requirements, and intends to continue to meet these requirements. As of December 31, 2025, the Company has accrued refunds of $121 related to prior years’ excise tax overpayments. The Company’s ICTI differs from the net increase (decrease) in net assets resulting from operations primarily due to differences in income recognition on the unrealized appreciation/depreciation of investments, income recognition for CLO subordinated note investments, income from the Company’s equity investments in pass-through entities, capital gains and losses and the net creation or utilization of capital loss carryforwards.
The distributions paid to stockholders are reported as ordinary income, long-term capital gains and returns of capital. The tax character of distributions paid were as follows:

	Year Ended December 31,
	2025(1)	2024	2023
Ordinary taxable income	$5,228	$18,221	$17,954
Long-term capital gain	—	—	—
Return of capital	10,716	—	—
Total distributions to common stockholders	$15,944	$18,221	$17,954
(1)    The calculation of 2025 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2025 U.S. federal taxable income will not be finally determined until the Company’s 2025 U.S. federal tax return is filed in 2026 (and, therefore, such estimate is subject to change).
Tax-basis components of distributable earnings (accumulated losses) as of December 31, 2025 and 2024, were as follows:

	December 31,
	2025	2024
Ordinary income (RIC)	$—	$267
Undistributed earnings and profits (OFSCC-MB; C-Corporation)	—	2,498
Net operating loss carryforward (OFSCC-MB; C-Corporation)	4	79
Capital loss carryforwards:
RIC – short-term, non-expiring	(5,159)	(5,087)
RIC – long-term, non-expiring	(70,800)	(63,080)
The Company records reclassifications to its capital accounts related to permanent differences between GAAP and tax treatment of excise taxes and other permanent differences. The Company recorded reclassifications to (increase) decrease additional paid-in capital against total distributable earnings (accumulated loss) of $1, $(71) and $0 for the years ended December 31, 2025, 2024 and 2023, respectively. These reclassifications have no effect on total net assets or net asset value per common share.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The estimated tax-basis cost of investments and associated tax-basis gross unrealized appreciation (depreciation) inherent in the fair value of investments as of December 31, 2025 and 2024, were as follows:

	December 31,
	2025	2024
Tax-basis amortized cost of investments	$318,932	$358,210
Tax-basis gross unrealized appreciation on investments	88,060	103,808
Tax-basis gross unrealized depreciation on investments	(64,977)	(52,353)
Tax-basis net unrealized appreciation on investments	23,083	51,455
Fair value of investments	$342,015	$409,665
Deferred taxes: The Company recognizes deferred taxes on the unrealized appreciation or depreciation of securities held through its Taxable Blocker Subsidiaries and other basis differences, including available loss carry forwards and suspended interest expense deductions reported by portfolio companies. Deferred tax assets and liabilities are measured using enacted corporate federal tax rates and estimated state tax burdens expected to apply to taxable income in the years in which those unrealized gains and losses are realized. The recoverability of deferred tax assets is assessed and a valuation allowance is recorded to the extent that it is more likely than not that any portion of the deferred tax asset will not be realized on the basis of the projected taxable income or other taxable events in OFSCC-MB.
The tax-basis unrealized appreciation (depreciation) of investments by tax entity inherent in the fair value of investments as of December 31, 2025 and 2024, were as follows:

	December 31,
	2025	2024
Total tax-basis net unrealized appreciation on investments held by RIC entities	$27,890	$49,423
Taxable Blocker Subsidiaries (C-Corps):
Gross unrealized appreciation on investments	3,131	2,041
Gross unrealized depreciation on investments	(7,938)	(9)
Total net unrealized appreciation (depreciation) on investments on investments held by Taxable Blocker Subsidiaries	(4,807)	2,032
Total tax-basis net unrealized appreciation on investments	$23,083	$51,455
Deferred tax assets and liabilities as of December 31, 2025 and 2024, were as follows:

	December 31,
	2025	2024
Total deferred tax assets	$2,263	$3
Valuation allowance on deferred tax assets	(2,260)	—
Total deferred tax liabilities	(893)	(582)
Deferred tax liabilities and assets with tax basis unrealized gain and losses differs from the amount that would have resulted from applying the federal rate of 21% to unrealized gains and losses because of state income taxes, net of the associated federal tax benefit. Deferred tax assets are recognized to the extent the Company believes it is more likely than not that such assets will be realized. The realization of deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which the related temporary differences become deductible. As of December 31, 2025, the Company recorded a valuation allowance of $2,260 against its deferred tax assets, resulting in net deferred tax assets of $0. The valuation allowance primarily relates to deferred tax assets associated with deductible temporary differences for which the Company concluded that realization is not more likely than not. If the Company’s assessment of the need for a valuation allowance were to change, such change could have a material impact on the Company’s effective tax rate in the period of the change.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and has included the following table as a result of its adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

Year Ended December 31, 2025
U.S. federal income taxes	$17
U.S. state and local income taxes	4
Total cash paid for income taxes	$21
Note 9. Financial Highlights
The following is a schedule of financial highlights for each year in the five-year period ended December 31, 2025:

	Year Ended December 31,
	2025	2024	2023	2022	2021
Per share operating performance:
Net asset value per share at beginning of year	$12.85	$12.09	$13.47	$15.18	$11.85
Net investment income(1)	0.92	1.25	1.50	1.37	1.00
Net realized loss on investments, net of taxes(1)	(0.91)	(1.28)	(0.85)	(0.13)	(1.54)
Net unrealized appreciation (depreciation) on investments, net of deferred taxes(1)	(2.44)	2.15	(0.67)	(1.79)	5.12
Loss on extinguishment of debt(1)	(0.04)	—	(0.02)	(0.01)	(0.34)
Total from operations	(2.47)	2.12	(0.04)	(0.56)	4.24
Distributions declared:
Distributions from net investment income	(0.39)	(1.36)	(1.34)	(1.16)	(0.91)
Distributions from tax return of capital	(0.80)	—	—	—	—
Issuance/repurchase of common stock(2)	—	—	—	0.01	—
Net asset value per share at end of year	$9.19	$12.85	$12.09	$13.47	$15.18

Per share market value, end of period	$4.76	$8.07	$11.70	$10.15	$10.90
Total return based on market value(3)	(31.3)%	(19.7)%	30.2%	4.4%	66.8%
Total return based on net asset value(4)	(16.7)%	23.7%	1.4%	(0.6)%	40.2%
Shares outstanding at end of period	13,398,078	13,398,078	13,398,078	13,398,078	13,422,413
Weighted-average shares outstanding	13,398,078	13,398,078	13,398,078	13,417,410	13,413,861
Ratio/Supplemental Data (in thousands except ratios)
Average net asset value(5)	$147,661	$157,621	$173,265	$194,068	$178,628
Net asset value at end of year	$123,188	$172,225	$162,004	$180,423	$203,744
Net investment income	$12,384	$16,712	$20,160	$18,352	$13,450
Ratio of total expenses to average net assets	19.2%	19.8%	21.2%	15.7%	19.2%
Ratio of total expenses and loss on extinguishment of debt to average net assets	19.5%	19.8%	21.4%	15.7%	21.8%
Ratio of net investment income to average net assets	8.4%	10.6%	11.6%	9.5%	7.5%
Ratio of loss on extinguishment of debt to average net assets	0.3%	—%	0.1%	0.1%	2.6%
Portfolio turnover(6)	13.2%	23.1%	8.8%	28.0%	54.9%
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
(6)Portfolio turnover rate is calculated using the lesser of year-to-date sales, Structured Finance Security distributions and principal payments or year-to-date purchases over the average of portfolio investments at fair value at the beginning of the indicated period and the end of each calendar quarter within the period indicated.
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
The Company may be limited in its ability to make distributions to stockholders due to the BDC asset coverage requirements of the 1940 Act. In addition, distributions from OFSCC-FS to the Company were restricted by the terms and conditions of the BNP Facility. At December 31, 2025, OFSCC-FS had cash of $2,443, of which $0 was available for distribution to the Company.
The following table summarizes distributions declared and paid for the years ended December 31, 2025, 2024 and 2023:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution	DRIP Shares Issued(1)	DRIP Shares Value(1)
Year ended December 31, 2025
February 26, 2025	March 21, 2025	March 31, 2025	$0.34	$4,555	—	$—
April 29, 2025	June 20, 2025	June 30, 2025	0.34	4,556	—	—
July 29, 2025	September 19, 2025	September 30, 2025	0.34	4,555	—	—
October 28, 2025	December 19, 2025	December 31, 2025	0.17	2,278	—	—
			$1.19	$15,944	—	$—
Year ended December 31, 2024
February 28, 2024	March 18, 2024	March 28, 2024	$0.34	$4,555	—	$—
April 30, 2024	June 18, 2024	June 28, 2024	0.34	4,556	—	—
July 30, 2024	September 20, 2024	September 30, 2024	0.34	4,555	—	—
October 29, 2024	December 20, 2024	December 31, 2024	0.34	4,555	—	—
			$1.36	$18,221	—	$—
Year ended December 31, 2023
February 28, 2023	March 24, 2023	March 31, 2023	$0.33	$4,421	—	$—
May 2, 2023	June 23, 2023	June 30, 2023	0.33	4,422	—	—
August 1, 2023	September 22, 2023	September 29, 2023	0.34	4,555	—	—
October 31, 2023	December 22, 2023	December 29, 2023	0.34	4,556	—	—
			$1.34	$17,954	—	$—
(1) During the years ended December 31, 2025, 2024 and 2023, the Company directed the DRIP plan administrator to purchase shares on the open market in order to satisfy the DRIP obligation to deliver shares of common stock.
The following table represents DRIP participation for the years ended December 31, 2025, 2024 and 2023, respectively:

For the Year Ended	Total DRIP Participation	DRIP Shares Issued	Number of Shares Purchased	Average Value Per Share
December 31, 2025	$290	—	37,620	$7.70
December 31, 2024	330	—	37,499	8.81
December 31, 2023	281	—	25,690	10.94
Since the Company’s initial public offering in 2012 and through December 31, 2025, distributions to stockholders total $200,446, or $16.54 per share on a cumulative basis.
Distributions of current year or accumulated prior years ICTI will be characterized as distributions of ordinary income. Distributions in excess of the Company’s current and accumulated ICTI would be treated first as a return of capital to the extent of a stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. For the year ended December

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

31, 2025, the Company’s estimated distributions paid to stockholders were comprised of a tax return of capital of 67.2% and ordinary income of 32.8%. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its estimated ICTI and distributions paid for the full year. Each year, if required, a statement on Form 1099-DIV identifying the source of the distribution is mailed to the Company’s stockholders. The calculation of 2025 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2025 U.S. federal taxable income will not be finally determined until the Company’s 2025 U.S. federal tax return is filed in 2026.
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
During the years ended December 31, 2025, 2024 and 2023, the Company did not make any repurchases of its common stock on the open market under the Stock Repurchase Program. As of December 31, 2025, the approximate dollar value of shares remaining that may be repurchased under the program was $9,642.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 11. Consolidated Schedule of Investments In and Advances To Affiliates

		Year Ended December 31, 2025
Name of Portfolio Company	Investment Type(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Interest	Dividends	Fees	Total Income(2)	December 31, 2024, Fair Value(5)	Gross Additions(3)	Gross Reductions(4)	December 31, 2025, Fair Value(5)
Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity(7)	$—	$(3,896)	$—	$1,207	$—	$1,207	$11,890	$1,207	$(3,896)	$9,201
	Preferred Equity(7)	—	(6)	—	140	—	140	—	2,890	(6)	2,884
	Common Equity(6)	—	(441)	—	—	—	—	441	—	(441)	—
	Warrants(6)	—	—	—	—	—	—	—	—	—	—
	Warrants(6)	—	—	—	—	—	—	—	—	—	—
		—	(4,343)	—	1,347	—	1,347	12,331	4,097	(4,343)	12,085

DRS Imaging Services, LLC	Common Equity(6)	—	1,481	—	—	—	—	1,190	1,481	—	2,671

Pfanstiehl Holdings, Inc.	Common Equity	—	(9,877)	—	273	—	273	89,298	—	(9,877)	79,421

SSJA Bariatric Management LLC(8)	First Lien Debt	—	1	5	—	—	5	—	236	(1)	235
	First Lien Debt	—	2,939	60	—	—	60	—	13,367	(9,563)	3,804
	First Lien Debt(6)	—	317	—	—	—	—	—	1,033	(1,033)	—
	First Lien Debt(6)	—	797	—	—	—	—	—	2,600	(2,600)	—
	First Lien Debt(6)	—	81	—	—	—	—	—	266	(266)	—
	Common Equity(6)	—	—	—	—	—	—	—	—	—	—
	Common Equity(6)	—	(7,928)	—	—	—	—	—	9,657	(7,928)	1,729
		—	(3,793)	65	—	—	65	—	27,159	(21,391)	5,768

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2025
Name of Portfolio Company	Investment Type(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Interest	Dividends	Fees	Total Income(2)	December 31, 2024, Fair Value(5)	Gross Additions(3)	Gross Reductions(4)	December 31, 2025, Fair Value(5)
TalentSmart Holdings, LLC(9)	Common Equity(6)	$—	$17	$—	$—	$—	$—	$1,604	$—	$(1,604)	$—

Total Affiliate Investments		$—	$(16,515)	$65	$1,620	$—	$1,685	$104,423	$32,737	$(37,215)	$99,945
(1)Principal balance of debt investments and ownership detail for equity investments are shown in the consolidated schedule of investments. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)Represents the total amount of interest, fees or dividends included in 2025 income for the portion of the year ended December 31, 2025, that an investment was included in Control or Affiliate Investment categories, respectively.
(3)Gross additions include increases in cost basis resulting from a new portfolio investment, PIK interest, fees and dividends, accretion of OID, and net increases in unrealized net appreciation or decreases in net unrealized depreciation. Gross additions also include transfers of portfolio companies, at fair value, out of the non-affiliate/non-control classification to the affiliate classification during the period.
(4)Gross reductions include decreases in the cost basis of investments resulting from principal repayments and sales, exchange of securities related to restructurings, and net decreases in net unrealized appreciation or net increases in net unrealized depreciation. Gross reductions also include transfers of portfolio companies, at fair value, out of the affiliate classification to the non-affiliate/non-control classification during the period.
(5)Fair value was determined using significant unobservable inputs. See Note 5 for further details.
(6)Non-income producing. The Company has not recognized income on the security during the prior twelve-month period preceding the period-end date.
(7)Dividends credited to income include dividends contractually earned but not declared (i.e., PIK dividends).
(8)During the year ended December 31, 2025, the Company restructured its investments in the portfolio company which resulted in the portfolio company transferring to an affiliate classification as of December 31, 2025.
(9)As of December 31, 2025, the portfolio company is no longer classified as an affiliate investment due to the Company’s partial sale of its common equity investment during the year ended December 31, 2025.

OFS Capital Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

		Year Ended December 31, 2024
Name of Portfolio Company	Investment Type(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Interest	Dividends	Fees	Total Income(2)	December 31, 2023, Fair Value(5)	Gross Additions(3)	Gross Reductions(4)	December 31, 2024, Fair Value(5)
Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity(7)	$—	$480	$—	$1,098	$—	$1,098	$10,312	$1,578	$—	$11,890
	Common Equity(6)	—	170	—	—	—	—	271	170	—	441
		—	650	—	1,098	—	1,098	10,583	1,748	—	12,331

DRS Imaging Services, LLC	Common Equity	—	797	—	—	—	—	393	797	—	1,190

Master Cutlery, LLC	Subordinated Debt(6)	(4,352)	4,680	—	—	—	—	—	4,680	(4,680)	—
	Preferred Equity(6)	(3,483)	3,483	—	—	—	—	—	3,483	(3,483)	—
	Common Equity(6)	—	—	—	—	—	—	—	—	—	—
		(7,835)	8,163	—	—	—	—	—	8,163	(8,163)	—

Pfanstiehl Holdings, Inc.	Common Equity	—	18,371	—	1,093	—	1,093	70,927	18,371	—	89,298

TalentSmart Holdings, LLC	Common Equity(6)	—	468	—	—	—	—	1,136	468	—	1,604

TRS Services, LLC	Preferred Equity(7)	572	(2,410)	—	1,891	—	1,891	2,507	—	(2,507)	—
	Common Equity(6)	757	(713)	—	—	—	—	1,285	—	(1,285)	—
		1,329	(3,123)	—	1,891	—	1,891	3,792	—	(3,792)	—

Total Affiliate Investments		$(6,506)	$25,326	$—	$4,082	$—	$4,082	$86,831	$29,547	$(11,955)	$104,423

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

Note 12. Subsequent Events
On January 8, 2026, the Company issued notices to the holders of the Unsecured Notes Due February 2026 regarding the exercise of its option to redeem on February 9, 2026 $16,000, which was equal to the remainder of the outstanding Unsecured Notes Due February 2026, plus accrued interest of $378.
On January 9, 2026, the Company amended the Banc of California Credit Facility to extend the maturity date from February 28, 2026 to February 28, 2028.
On February 18, 2026, OFSCC-FS entered into the Natixis Facility, which provides for borrowings in an aggregate principal amount up to $80,000. Borrowings under the Natixis Facility will bear interest at a rate based on SOFR for the applicable one- or three-month interest period, plus an applicable spread. Interest is payable quarterly in arrears. Any amounts borrowed under the Natixis Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on the earlier of: (i) February 18, 2031; or (ii) upon the occurrence of certain other events that result in accelerated maturity under the Natixis Facility.
On February 18, 2026, in connection with the closing of the Natixis Facility, OFSCC-FS repaid in full all outstanding obligations due, and terminated all commitments, under the BNP Facility. All liens securing the BNP Facility were released upon such repayment.
On February 26, 2026, the Company’s Board declared a distribution of $0.17 per share for the first quarter of 2026, payable on March 31, 2026 to stockholders of record as of March 20, 2026.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management (with the supervision and participation of our Chief Executive Officer and Chief Financial Officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control over Financial Reporting
    During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
(a)    Not applicable.
(b)    During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 11.    Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.
Item 14.     Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
3.1	Certificate of Incorporation of OFS Capital Corporation	N-2 (333-166363)	March 18, 2011
3.2	Certificate of Correction to Certificate of Incorporation of OFS Capital Corporation	10-K (814-00813)	March 26, 2013
3.3	Bylaws of OFS Capital Corporation	N-2/A (333-166363)	March 18, 2011
4.1	Form of Stock Certificate of OFS Capital Corporation	N-2/A (333-166363)	March 18, 2011
4.2	Base Indenture	N-2 (333-200376)	November 19, 2014
4.3	Warrant Agreement	N-2/A (333-200376)	December 16, 2014
4.4	Subscription Agent Agreement	N-2/A (333-200376)	December 16, 2014
4.5	Subscription Certificate	N-2/A (333-200376)	December 16, 2014
4.6	Certificate of Designation	N-2/A (333-200376)	December 16, 2014
4.7	Sixth Supplemental Indenture dated of October 28, 2021 between OFS Capital Corporation and U.S. Bank National Association, as trustee	Form 8-K (814-00813)	October 28, 2021
4.8	Form of 4.95% Notes due 2028 (incorporated by reference to Exhibit 4.1 thereto and Exhibit A therein)	Form 8-K (814-00813)	October 28, 2021
4.9	Seventh Supplemental Indenture dated of July 23, 2025 between OFS Capital Corporation and U.S. Bank Trust Company, National Association, as trustee.	Form 8-K (814-00813)	July 23, 2025
4.10	Form of 7.50% Notes due 2028 (incorporated by reference to Exhibit 4.1 and Exhibit A therein).	Form 8-K (814-00813)	July 23, 2025
4.11	Description of Securities			*
10.1	Form of Dividend Reinvestment Plan	N-2/A (333-166363)	March 18, 2011
10.2	Investment Advisory and Management Agreement between OFS Capital Corporation and OFS Capital Management, LLC	10-Q (814-00813)	November 7, 2014

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
10.3	Custody Agreement	10-K (814-00813)	March 4, 2022
10.4	Administration Agreement between OFS Capital Corporation and OFS Capital Services, LLC	N-2 (333-278170)	March 22, 2024
10.5	Trademark License Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC	N-2 (333-278170)	March 22, 2024
10.6	Form of Indemnification Agreement between OFS Capital Corporation and each of its directors and executive officers	N-2/A (333-166363)	March 18, 2011
10.7	Registration Rights Agreement between OFS Capital Corporation and Orchard First Source Asset Management, LLC	N-2/A (333-278170)	May 17, 2024
10.8	Assignment and Assumption Agreement by and among Orchard First Source Asset Management, LLC, Orchard First Source Asset Management Holdings, LLC and OFS Capital Corporation, dated January 10, 2023	10-K (814-00813)	March 3, 2023
10.9	Business Loan Agreement between OFS Capital Corporation and Banc of California dated March 7, 2018	10-K (814-00813)	March 12, 2018
10.10	Promissory Note between OFS Capital Corporation and Banc of California dated November 5, 2015	10-Q (814-00813)	November 6, 2015
10.11	Change in terms to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated March 7, 2018	10-K (814-00813)	March 12, 2018
10.12	Business Loan Agreement between OFS Capital Corporation and Banc of California, dated April 10, 2019	Form 8-K (814-00813)	April 15, 2019
10.13	Change in terms to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated April 10, 2019	Form 8-K (814-00813)	April 15, 2019
10.14	Commercial Guaranty Agreement between OFS Capital Corporation and Banc of California dated April 10, 2019	Form 8-K (814-00813)	April 15, 2019
10.15	Amendment One to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated June 26, 2020	Form 8-K (814-00813)	July 2, 2020
10.16	Amendment Two to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated July 29, 2020	Form 8-K (814-00813)	July 31, 2020
10.17	Amendment Three to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated October 7, 2020	Form 8-K (814-00813)	October 9, 2020
10.18	Amendment Four to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated February 17, 2021	Form 8-K (814-00813)	February 19, 2021
10.19	Change in Terms to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated February 17, 2021	Form 8-K (814-00813)	February 19, 2021
10.20	Change in Terms to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated November 15, 2021	Form 8-K (814-00813)	November 18, 2021
10.21	Amendment Five to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated April 22, 2022	Form 8-K (814-00813)	April 25, 2022
10.22	Change in Terms to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated April 22, 2022	Form 8-K (814-00813)	April 25, 2022
10.23	Amendment Six to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated December 15, 2022	Form 8-K (814-00813)	December 15, 2022
10.24	Amendment Seven to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated December 15, 2023	Form 8-K (814-00813)	December 15, 2023
10.25	Amendment Eight to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated January 9, 2026	Form 8-K (814-00813)	January 9, 2026

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-K
10.26	Commercial Guaranty Agreement between among OFS Capital Corporation, OFSCC-MB, Inc., and Banc of California, dated April 10, 2019	Form 8-K (814-00813)	April 15, 2019
10.27
Revolving Credit and Security Agreement by and among OFSCC-FS, LLC, as borrower, the lenders from time to time party thereto, Natixis, New York Branch, as administrative agent, OFSCC-FS Holdings, LLC, as equityholder, OFS Capital Corporation, as servicer, Virtus Group, LP, as collateral administrator and Citibank, N.A., as collateral agent, dated as of February 18, 2026.
		Form 8-K (814-00813)	February 20, 2026
10.28	Securities Purchase Agreement dated August 8, 2025 by and between OFS Capital Corporation and the Purchaser party thereto.	Form 8-K (814-00813)	August 8, 2025
11.1	Computation of Per Share Earnings			+
14.1	Joint Code of Ethics of OFS Capital Corporation and OFS Advisor	Form 10-Q (814-00813)	November 1, 2024
19.1	OFS Capital Corporation Insider Trading Policy and Procedures	10-K (814-00813)	March 5, 2024
21.1	List of Subsidiaries			*
23.1	Consent from KPMG LLP			*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended			*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as amended			*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
97.1	Dodd-Frank Compensation Recoupment Policy	10-K (814-00813)	March 5, 2024

*	Filed herewith.
+	Included in the notes to the financial statements contained in this report
†	Furnished herewith

Item 16.    Form 10-K Summary
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFS Capital Corporation

Date: March 3, 2026	/s/ Bilal Rashid
Bilal Rashid Chief Executive Officer and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 3, 2026	/s/ Bilal Rashid
Bilal Rashid, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 3, 2026	/s/ Kyle Spina
Kyle Spina, Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)

Date: March 3, 2026	/s/ Ashwin Ranganathan
Ashwin Ranganathan, Director

Date: March 3, 2026	/s/ Romita Shetty
Romita Shetty, Director

Date: March 3, 2026	/s/ Elaine E. Healy
Elaine E. Healy, Director

Date: March 3, 2026	/s/ Jeffrey A. Cerny
Jeffrey A. Cerny, Director