Form 10-Q
period 2026-03-31
OFS Capital Corp
filed 2026-05-01
CIK 1487918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of April 27, 2026 was 13,398,078.

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
Banc of California Credit Facility

A senior secured revolving credit facility, as amended, with Banc of California (formerly known as Pacific Western Bank), as lender, that provides for borrowings to the Company in an aggregate principal amount up to $15,000,000

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

NAV	Net asset value. NAV is calculated as consolidated total assets less consolidated total liabilities and can be expressed in the aggregate or on a per share basis

Term	Explanation or Definition
Net Loan Fees	The cumulative amount of fees, such as origination fees, discounts, premiums and amendment fees that are deferred and recognized as income over the life of the loan
OCCI	OFS Credit Company, Inc., a Delaware corporation and a non-diversified, closed-end management investment company, for which OFS Advisor serves as investment adviser
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

Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Securities
Prime Rate	United States Prime interest rate
RIC	Regulated investment company under the Code
SBA	United States Small Business Administration
SBIC	A fund licensed under the SBA Small Business Investment Company Program
SBIC I LP	OFS SBIC I, LP, a wholly owned subsidiary of the Company and former SBIC
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Securities Purchase Agreement	An agreement between the Company and an institutional accredited investor dated August 8, 2025 in which the Company sold, in a private placement, the Unsecured Note Due August 2029
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act

Term	Explanation or Definition
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes and CLO loan accumulation facility securities
Unsecured Notes	The Unsecured Notes Due July 2028, the Unsecured Notes Due October 2028 and the Unsecured Note Due August 2029
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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and our assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “would”, “should”, “targets”, “projects” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•
our ability and experience operating a BDC or maintaining our tax treatment as a RIC under Subchapter M of the Code;
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
•
our ability to incur additional leverage pursuant to Section 61(a)(2) of the 1940 Act and the impact of such leverage on our net investment income and results of operations;
•
competition for investment opportunities;
•
the belief that the seniority of our debt investments in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, activity in South America, instability in the U.S. and international banking systems, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, the risk of recession or the impact of the prolonged shutdown of U.S. government services, and related market volatility on our business, our portfolio companies, our industry and the global economy;
•
the percentage of investments that will bear interest on a floating rate or fixed rate basis;
•
the holding period of our investments;
•
the impact of alternative reference rates on our business, including potential additional interest rate changes approved by the U.S. Federal Reserve, which may impact our investment income, cost of funding and the valuation of our investments;
•
our ability to raise debt or equity capital as a BDC;
•
the timing, form and amount of any distributions from our portfolio companies;
•
the impact of a protracted decline in the liquidity of credit markets on our business;
•
the general economy and its impact on the industries in which we invest;

•
the impact of current political, economic and industry conditions, including changes in the interest rate environment, inflation, significant market volatility, supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, resource shortages and other conditions affecting the financial and capital markets, which, in turn, impacts our business prospects and the prospects of our portfolio companies;
•
the general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the Middle East, the European Union, South America and China;
•
our ability to consummate credit facilities in the future on commercially reasonable terms, if at all;
•
the belief that we have sufficient levels of liquidity to support our existing portfolio companies;
•
the belief that our cash and cash equivalent balances are not exposed to any significant credit risk;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, cybersecurity attacks and the increasing use of artificial intelligence and machine learning technology;
•
the need and availability of additional capital on favorable terms to finance growth given our expectation to distribute substantially all of our net ordinary income and net realized capital gains to our stockholders;
•
the fluctuation of the fair value of our investments due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value; and
•
the effect of new or modified laws or regulations, including accounting pronouncements and rule issuances, governing our operations.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include, among others, those described or identified in “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 3, 2026. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (unaudited)

(Dollar amounts in thousands, except per share data)

	March 31, 2026	December 31, 2025
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $268,628 and $300,748, respectively)	$206,235	$242,070
Affiliate investments (amortized cost of $28,154 and $27,652, respectively)	101,885	99,945
Total investments, at fair value (amortized cost of $296,782 and $328,400, respectively)	308,120	342,015
Cash and cash equivalents	3,258	3,359
Interest and dividends receivable	1,718	719
Receivable for investments sold	501	—
Prepaid expenses and other assets	2,084	613
Total assets	$315,681	$346,706

Liabilities
Revolving lines of credit	$53,450	$55,450
Unsecured Notes (net of deferred debt issuance costs of $2,554 and $2,812, respectively)	146,446	162,188
Interest payable	2,020	2,269
Payable to adviser and affiliates (Note 3)	2,224	2,264
Payable for investments purchased	496	—
Other liabilities	1,723	1,347
Total liabilities	$206,359	$223,518

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,398,078 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	134	134
Paid-in capital in excess of par	174,195	174,195
Total accumulated losses	(65,007)	(51,141)
Total net assets	$109,322	$123,188

Total liabilities and net assets	$315,681	$346,706

Number of common shares outstanding	13,398,078	13,398,078
Net asset value per share	$8.16	$9.19

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Investment income
Interest income:
Non-control/non-affiliate investments	$7,398	$9,580
Affiliate investments	13	—
Total interest income	7,411	9,580
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	87	388
Affiliate investments	500	287
Total payment-in-kind interest and dividend income	587	675
Dividend income:
Non-control/non-affiliate investments	11	11
Affiliate investments	874	—
Total dividend income	885	11
Fee income:
Non-control/non-affiliate investments	21	29
Total investment income	8,904	10,295
Expenses
Interest expense	3,889	3,858
Base management fee	1,435	1,549
Income Incentive Fee	408	330
Professional fees	363	436
Administration fee	326	394
Other expenses	239	263
Total expenses before base management fee waiver	6,660	6,830
Base management fee waiver (see Note 3)	(220)	—
Total expenses, net of base management fee waiver	6,440	6,830
Net investment income	2,464	3,465
Net realized and unrealized gain (loss) on investments
Net realized loss on non-control/non-affiliate investments	(11,301)	(2,587)
Net unrealized depreciation on non-control/non-affiliate investments	(3,715)	(7,920)
Net unrealized appreciation (depreciation) on affiliate investments	1,438	(344)
Deferred tax (expense) benefit on net unrealized appreciation (depreciation)	(344)	99
Net loss on investments	(13,922)	(10,752)
Loss on extinguishment of debt	(130)	—
Net decrease in net assets resulting from operations	$(11,588)	$(7,287)

Net investment income per common share – basic and diluted	$0.18	$0.26
Net decrease in net assets resulting from operations per common share – basic and diluted	$(0.86)	$(0.54)
Distributions declared per common share	$0.17	$0.34
Basic and diluted weighted-average common shares outstanding	13,398,078	13,398,078

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Paid-in capital in excess of par	Total accumulated losses	Total net assets
Balances at December 31, 2024	—	$—	13,398,078	$134	$184,912	$(12,821)	$172,225
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	3,465	3,465
Net realized loss on investments, net of taxes	—	—	—	—	—	(2,587)	(2,587)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(8,165)	(8,165)
Distribution declared	—	—	—	—	—	(4,555)	(4,555)
Net decrease for the three month period ended March 31, 2025	—	—	—	—	—	(11,842)	(11,842)
Balances at March 31, 2025	—	$—	13,398,078	$134	$184,912	$(24,663)	$160,383

Balances at December 31, 2025	—	$—	13,398,078	$134	$174,195	$(51,141)	$123,188
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	2,464	2,464
Net realized loss on investments, net of taxes	—	—	—	—	—	(11,301)	(11,301)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(2,621)	(2,621)
Loss on extinguishment of debt	—	—	—	—	—	(130)	(130)
Distribution declared	—	—	—	—	—	(2,278)	(2,278)
Net decrease for the three month period ended March 31, 2026	—	—	—	—	—	(13,866)	(13,866)
Balances at March 31, 2026	—	$—	13,398,078	$134	$174,195	$(65,007)	$109,322

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(11,588)	$(7,287)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net realized loss on investments, net of taxes	11,301	2,587
Loss on extinguishment of debt	130	—
Net unrealized depreciation on investments, net of deferred taxes	2,621	8,165
Amortization of Net Loan Fees	(114)	(199)
Amendment fees received	17	23
Payment-in-kind interest and dividend income	(587)	(675)
Accretion of interest income on Structured Finance Securities	(2,492)	(2,925)
Amortization of deferred debt issuance costs	365	371
Purchase and origination of portfolio investments	(2,109)	(10,411)
Proceeds from principal payments on portfolio investments	8,996	3,290
Proceeds from sale or redemption of portfolio investments	14,056	3,137
Proceeds from distributions received from portfolio investments	2,478	3,504
Changes in operating assets and liabilities:
Interest and dividend receivable	(999)	333
Receivable for investments sold	(501)	7,147
Interest payable	(249)	(1,510)
Payable to adviser and affiliates	(40)	(839)
Payable for investments purchased	496	(1,802)
Other assets and liabilities	(10)	(68)
Net cash provided by operating activities	21,771	2,841

Cash flows from financing activities
Distributions paid to common stockholders	(2,278)	(4,555)
Borrowings under revolving lines of credit	70,200	9,750
Repayments under revolving lines of credit	(72,200)	(10,050)
Redemption of Unsecured Notes	(16,000)	—
Payment of deferred financing costs	(1,594)	—
Net cash used in financing activities	(21,872)	(4,855)
Net decrease in cash and cash equivalents	(101)	(2,014)
Cash and cash equivalents
Beginning of period	3,359	6,068
End of period	$3,258	$4,054

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,773	$4,997

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)

March 31, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
12 Interactive, LLC (D/B/A PerkSpot) (22)	Software Publishers
First Lien Debt		9.45%	SOFR+	5.75%	9/5/2025	9/5/2030	$1,449	$1,438	$1,430	1.3%
First Lien Debt		9.45%	SOFR+	5.75%	9/5/2025	3/5/2027	1,117	1,110	1,103	1.0%
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	5.75%	9/5/2025	9/5/2030	—	(3)	(9)	—%
							2,566	2,545	2,524	2.3%
24 Seven Holdco, LLC (15)	Temporary Help Services
First Lien Debt		10.91%	SOFR+	7.13%	1/28/2022	11/16/2027	8,363	8,345	8,345	7.6%

AIDC IntermediateCo 2, LLC (15)	Computer Systems Design Services
First Lien Debt		8.92%	SOFR+	5.25%	7/22/2022	7/22/2027	1,935	1,922	1,933	1.8%
First Lien Debt		8.92%	SOFR+	5.25%	7/31/2023	7/22/2027	45	45	45	—%
							1,980	1,967	1,978	1.8%
Allen Media, LLC (15)	Cable and Other Subscription Programming
First Lien Debt		9.35%	SOFR+	5.50%	3/2/2021	2/10/2027	3,642	3,642	2,746	2.5%

Associated Spring, LLC (15)	Spring Manufacturing
First Lien Debt		8.53%	SOFR+	4.75%	12/10/2024	4/4/2030	2,205	2,171	2,198	2.0%
First Lien Debt (Delayed Draw) (5)		8.52%	SOFR+	4.75%	12/10/2024	4/4/2030	444	436	439	0.4%
							2,648	2,607	2,637	2.4%
Asurion, LLC (14) (15)	Communication Equipment Repair and Maintenance
First Lien Debt		7.92%	SOFR+	4.25%	10/28/2025	9/19/2030	495	494	490	0.4%

Avison Young Inc. (16)	Nonresidential Property Managers
First Lien Debt (11) (15)		5.81% cash / 6.50% PIK	SOFR+	8.50%	12/18/2025	12/12/2027	84	84	86	0.1%
First Lien Debt (11) (15)		4.66% cash / 6.50% PIK	SOFR+	7.35%	12/18/2025	12/12/2027	235	235	239	0.2%
First Lien Debt (11) (15)		4.94% cash / 6.50% PIK	SOFR+	7.50%	11/25/2021	3/12/2029	1,666	1,666	1,548	1.4%
First Lien Debt (11) (15)		5.81% cash / 6.50% PIK	SOFR+	8.50%	12/18/2025	12/12/2027	35	35	35	—%
First Lien Debt (6) (10) (11) (15)		4.90% cash / 6.50% PIK	SOFR+	7.50%	11/25/2021	3/12/2029	327	200	269	0.2%
Common Equity (1,185 Class B units) (10) (13) (15)					3/12/2024			1,400	—	—%
Preferred Equity (1,715 Class A units) 12.5% PIK (10) (13) (15)					3/12/2024			1,269	334	0.3%
							2,347	4,889	2,511	2.2%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

March 31, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
BayMark Health Services, Inc. (6) (15)	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		14.46%	SOFR+	10.50%	6/10/2021	6/11/2028	4,962	4,931	25	—%
Second Lien Debt		14.46%	SOFR+	10.50%	6/10/2021	6/11/2028	3,988	3,961	20	—%
							8,950	8,892	45	—%
Blackhawk Network Holdings, Inc. (14) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt		7.17%	SOFR+	3.50%	3/25/2026	3/12/2029	499	494	493	0.5%

Boca Home Care Holdings, Inc. (20)	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		10.42%	SOFR+	6.50%	2/25/2022	2/25/2027	8,946	8,919	8,946	8.2%
First Lien Debt (Revolver) (5)		10.42%	SOFR+	6.50%	2/25/2022	2/25/2027	226	223	226	0.2%
Common Equity (1,290 Class A units) (10) (13)					2/25/2022			1,290	878	0.8%
Preferred Equity (3,446 Class A Units), 12% cash / 2% PIK					3/3/2023			345	362	0.3%
							9,172	10,777	10,412	9.5%
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt (15)		10.60%	SOFR+	6.75%	11/3/2023	12/30/2027	3,125	3,084	2,966	2.7%
First Lien Debt (Revolver) (5)		10.60%	SOFR+	6.75%	11/3/2023	12/30/2027	112	108	97	0.1%
							3,237	3,192	3,063	2.8%
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)					3/27/2020			703	37	—%

Excelin Home Health, LLC (6)	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	7,439	6,765	1,793	1.6%

GoTo Group (F/K/A LogMeIn, Inc.) (14) (15)	Data Processing, Hosting, and Related Services
First Lien Debt		8.57%	SOFR+	4.75%	3/26/2021	4/28/2028	924	924	762	0.7%
First Lien Debt		8.57%	SOFR+	4.75%	3/26/2021	4/28/2028	1,276	1,276	390	0.4%
							2,200	2,200	1,152	1.1%
Heritage Grocers Group, LLC. (F/K/A Tony's Fresh Market / Cardenas Markets) (14) (15)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		10.55%	SOFR+	6.75%	7/20/2022	8/1/2029	8,885	8,751	6,879	6.3%

Honor HN Buyer Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		9.60%	SOFR+	5.75%	10/15/2021	10/15/2027	989	984	989	0.9%
First Lien Debt (15)		9.60%	SOFR+	5.75%	10/15/2021	10/15/2027	626	611	626	0.6%
First Lien Debt (15)		9.60%	SOFR+	5.75%	3/31/2023	10/15/2027	696	677	696	0.6%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

March 31, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
First Lien Debt (Revolver) (5)		11.50%	Prime+	4.75%	10/15/2021	10/15/2027	15	14	15	—%
First Lien Debt (Delayed Draw) (5) (15)		n/m (18)	SOFR+	5.75%	10/15/2024	10/15/2027	—	(7)	(7)	—%
							2,326	2,279	2,319	2.1%
I Love Produce, LLC	Spice and Extract Manufacturing
First Lien Debt		9.81%	SOFR+	6.00%	3/24/2026	3/24/2031	310	303	303	0.3%
First Lien Debt (Delayed Draw) (5)		n/m (18)	SOFR+	6.00%	3/24/2026	3/24/2031	—	(1)	(1)	—%
First Lien Debt (Revolver) (5)		11.75%	Prime+	5.00%	3/24/2026	3/24/2031	4	4	4	—%
							314	306	306	0.3%
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		10.56%	SOFR+	6.75%	1/27/2022	3/2/2029	2,683	2,683	2,031	1.9%

Inergex Holdings, LLC (8) (20)	Other Computer Related Services
First Lien Debt (11)		10.85% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	14,574	14,538	14,574	13.3%
First Lien Debt (Revolver) (11)		10.85% cash / 2.00% PIK	SOFR+	7.00%	10/1/2018	10/1/2026	2,813	2,813	2,813	2.6%
							17,387	17,351	17,387	15.9%
Integrated Energy Services, LLC	Computer Systems Design Services
First Lien Debt (15)		9.20%	SOFR+	5.50%	12/18/2025	12/19/2030	524	515	515	0.5%
First Lien Debt (Delayed Draw) (5)		n/m (18)	SOFR+	5.50%	12/18/2025	12/19/2030	—	(2)	(5)	—%
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	5.50%	12/18/2025	12/19/2030	—	(2)	(3)	—%
							524	510	507	0.5%
JP Intermediate B, LLC	Drugs and Druggists' Sundries Merchant Wholesalers
First Lien Debt		10.70%	SOFR+	7.00%	10/2/2025	9/30/2030	334	334	334	0.3%
First Lien Debt (6) (11) (15)		5.20% cash / 4.00% PIK	SOFR+	5.50%	1/14/2021	3/31/2031	1,499	1,499	982	0.9%
Common Equity (12,663 Units) (10) (15)					9/30/2025			2,992	—	—%
							1,833	4,825	1,316	1.2%

Kreg LLC (8)	Other Ambulatory Health Care Services
First Lien Debt (11) (15)		10.10% cash / 0.50% PIK	SOFR+	6.25%	12/20/2021	12/20/2026	17,071	17,054	16,678	15.3%
First Lien Debt (Revolver)		10.10%	SOFR+	6.25%	12/20/2021	12/20/2026	1,337	1,336	1,306	1.2%
							18,408	18,390	17,984	16.5%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

March 31, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
M2S Group Intermediate Holdings Inc. (14) (15)	Plastics Packaging Film and Sheet (including Laminated) Manufacturing
First Lien Debt		8.42%	SOFR+	4.75%	10/28/2025	8/25/2031	460	455	450	0.4%

Medrina LLC	All Other Outpatient Care Centers
First Lien Debt (15)		9.69%	SOFR+	6.00%	10/20/2023	10/20/2029	2,184	2,151	2,184	2.0%
First Lien Debt (15)		9.63%	SOFR+	6.00%	10/20/2023	10/20/2029	367	363	367	0.3%
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(5)	—	—%
							2,551	2,509	2,551	2.3%
Metasource, LLC (15)	All Other Business Support Services
First Lien Debt		10.21% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	2,723	2,704	2,636	2.4%

One GI LLC	Offices of Other Holding Companies
First Lien Debt (15)		10.52%	SOFR+	6.75%	12/13/2021	12/22/2025 (21)	7,261	7,261	6,324	5.8%
First Lien Debt (15)		10.52%	SOFR+	6.75%	12/13/2021	12/22/2025 (21)	3,827	3,827	3,334	3.0%
First Lien Debt (Revolver) (5)		10.52%	SOFR+	6.75%	12/13/2021	12/22/2025 (21)	1,444	1,444	1,258	1.2%
							12,532	12,532	10,916	10.0%
Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6)	Software Publishers
First Lien Debt		6.50%	N/A		3/13/2018	12/31/2027	16,648	14,113	7,808	7.1%

PM Acquisition LLC	All Other General Merchandise Stores
Common Equity (499 units)					9/30/2017			231	1,198	1.1%

PSB Group, LLC (20)	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)
First Lien Debt (15)		10.42%	SOFR+	6.75%	4/17/2025	4/17/2030	7,862	7,830	7,940	7.3%
First Lien Debt (Revolver) (5)		10.42%	SOFR+	6.75%	4/17/2025	4/17/2030	406	402	406	0.4%
							8,268	8,232	8,346	7.7%
Redstone Holdco 2 LP (F/K/A RSA Security) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt		8.92%	SOFR+	5.25%	4/16/2021	12/31/2030	223	220	219	0.2%
First Lien Debt		9.17%	SOFR+	5.50%	1/30/2026	12/31/2030	857	846	807	0.7%
							1,080	1,066	1,026	0.9%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

March 31, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
RideNow Group, Inc. (F/K/A. RumbleOn, Inc.) (15) (16)	Other Industrial Machinery Manufacturing
First Lien Debt (11)		9.68% cash / 1.00% PIK	SOFR+	6.75%	8/31/2021	9/30/2027	2,391	2,371	2,333	2.1%
First Lien Debt (11)		9.68% cash / 1.00% PIK	SOFR+	6.75%	8/31/2021	9/30/2027	721	716	704	0.6%
Warrants (warrants to purchase up to $73,000 in common stock) (10)					8/31/2021	8/10/2030 (12)		200	72	0.1%
							3,112	3,287	3,109	2.8%
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018			—	1,630	1.5%

Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (1,603 Series B units)					9/4/2020			160	1	—%

Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
First Lien Debt		7.27%	SOFR+	3.50%	3/25/2021	4/3/2028	1,514	1,510	1,001	0.9%

SS Acquisition, LLC (8) (20)	Sports and Recreation Instruction
First Lien Debt (15)		9.45%	SOFR+	5.75%	12/20/2024	12/20/2029	16,752	16,690	16,920	15.5%
First Lien Debt (Revolver) (5)		9.45%	SOFR+	5.75%	12/20/2024	12/20/2029	500	493	500	0.5%
							17,252	17,183	17,420	16.0%
Staples, Inc. (14) (15)	Business to Business Electronic Markets
First Lien Debt		9.41%	SOFR+	5.75%	5/23/2024	9/4/2029	2,533	2,466	2,308	2.1%

TalentSmart Holdings, LLC (10) (13) (20)	Professional and Management Development Training
Common Equity (670 Class A shares)					10/11/2019			670	627	0.6%

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt (15)		9.77% cash / 1.25% PIK	SOFR+	6.00%	10/14/2021	10/14/2027	14,488	14,438	9,475	8.7%
First Lien Debt (Revolver) (5)		9.77%	SOFR+	6.00%	10/14/2021	10/14/2027	669	666	135	0.1%
							15,157	15,104	9,610	8.8%
United Biologics Holdings, LLC (10) (13)	Medical Laboratories
Preferred Equity (4,701 units)					4/16/2013			9	—	—%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

March 31, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Total Debt and Equity Investments - Non- control/Non-affiliate Investments							$189,728	$194,835	$157,591	144.0%

Structured Finance Securities (16)

Apex Credit CLO 2020 Ltd. (7) (9)
Subordinated Notes		6.25%	N/A		11/16/2020	4/20/2035	$11,080	$9,045	$4,793	4.4%

Apex Credit CLO 2021 Ltd. (7) (9)
Subordinated Notes		0.81%	N/A		5/28/2021	7/18/2034	8,630	5,246	2,109	1.9%

Apex Credit CLO 2022-1 Ltd. (7) (9)
Subordinated Notes		17.49%	N/A		4/28/2022	10/22/2038	17,074	10,195	6,768	6.2%

Battalion CLO XI Ltd.
Mezzanine Debt - Class E		10.78%	SOFR+	6.85%	4/25/2022	4/24/2034	6,000	6,000	4,141	3.8%

BlueMountain CLO XXXV Ltd. (7) (9)
Subordinated Notes		16.68%	N/A		10/30/2024	10/22/1937	7,800	5,961	3,685	3.4%

Brightwood Capital MM CLO 2023-1, Ltd.
Subordinated Notes (7) (9)		24.50%	N/A		9/28/2023	10/15/2035	5,494	4,525	4,647	4.3%

Canyon CLO 2019-1, Ltd. (7) (9)
Subordinated Notes		17.18%	N/A		8/22/2024	7/15/2037	18,453	9,562	7,196	6.6%

CBAMR 2017-1, Ltd. (7) (9)
Subordinated Notes		20.26%	N/A		8/12/2025	1/20/2038	5,100	1,918	1,425	1.3%

ICG US CLO 2021-3, Ltd. (7) (9)
Subordinated Notes		22.54%	N/A		8/8/2024	10/20/2034	16,750	7,853	5,894	5.4%

LCM 42 Ltd.(7) (9)
Subordinated Notes		17.60%	N/A		12/19/2024	1/15/2038	3,500	2,988	2,418	2.2%

Madison Park Funding XXIX, Ltd. (7) (9)
Subordinated Notes		15.10%	N/A		12/22/2020	3/25/2038	10,971	5,228	3,194	2.9%

Trinitas CLO VIII, Ltd. (4) (7) (9) (10)
Subordinated Notes		0.00%	N/A		3/4/2021	7/20/2117	5,200	2,307	130	0.1%

Venture 45 CLO, Limited
Mezzanine Debt - Class E		11.37%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,965	2,244	2.1%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

March 31, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Total Structured Finance Securities							$119,052	$73,793	$48,644	44.6%

Total Non-control/Non-affiliate Investments							$308,780	$268,628	$206,235	188.6%

Affiliate Investments
Contract Datascan Holdings, Inc. (19)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (2750 Series C shares), 14% PIK					8/21/2025			$2,986	$2,980	2.7%
Preferred Equity (3,061 Series A shares), 10% PIK					8/5/2015			9,929	9,050	8.3%
Common Equity (11,273 shares) (10)					6/28/2016			104	—	—%
Warrants (warrants to purchase 224 Series A preferred equity shares) (10)					8/21/2025	8/20/2035 (12)		—	—	—%
Warrants (warrants to purchase 1,946 shares of common equity) (10)					8/21/2025	8/20/2035 (12)		—	—	—%
								13,019	12,030	11.0%
DRS Imaging Services, LLC (10) (13) (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)					3/8/2018			1,135	3,741	3.4%

Pfanstiehl Holdings, Inc. (8) (20)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)					1/1/2014			217	80,430	73.6%

SSJA Bariatric Management LLC (20)	Offices of Physicians and Mental Health Specialists
First Lien Debt (5)		9.07%	SOFR+	5.25%	10/31/2025	10/31/2028	234	234	234	0.2%
First Lien Debt (15)		9.07% PIK	SOFR+	5.25%	12/31/2020	10/31/2028	3,893	3,893	3,893	3.6%
Common Equity (52,763 Class A units) (10) (13) (15)					10/31/2025			9,657	1,557	1.4%
							4,127	13,784	5,684	5.2%

Total Affiliate Investments							$4,127	$28,154	$101,885	93.2%

Total Investments							$312,907	$296,782	$308,120	281.8%

Cash Equivalents (17)

First American Treasury Obligations Fund Class Z		3.56%	N/A				$567	$567	$567	0.5%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

March 31, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Morgan Stanley Institutional Liquidity Funds - Government Portfolio Advisory Class		3.32%	N/A			714	714	714	0.7%

Total Cash Equivalents						$1,281	$1,281	$1,281	1.2%

Total Investments and Cash Equivalents						$314,189	$298,064	$309,401	283.0%

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)
As of March 31, 2026, the Company held loans and mezzanine debt investments with an aggregate fair value of $153,365 of the total loan portfolio, that bore interest at a variable rate indexed to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect as of March 31, 2026. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(3)
Unless otherwise noted in footnote 14, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.
(4)
As of March 31, 2026, the effective accretable yield was estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security’s anticipated optional redemption, was less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions were recognized as reductions to amortized cost until such time, if and when occurring, a future aggregate amount of then-projected distributions exceeds the security’s then-current amortized cost.
(5)
Subject to unfunded commitments. The Company considers undrawn amounts in the determination of fair value on revolving lines of credit and delayed draw term loans. See Note 6.
(6)
Investment was on non-accrual status as of March 31, 2026. See Note 4 for further details.
(7)
Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated note investments. CLO subordinated note positions are entitled to recurring distributions, which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.
(8)
Portfolio company represents greater than 5% of total assets as of March 31, 2026.
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
(10)
Non-income producing. The Company has not recognized income on the security during the prior twelve-month period preceding the period-end date.
(11)
The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of March 31, 2026:

Portfolio Company	Investment Type	Maximum PIK Rate Allowed	Range of PIK Option	Range of Cash Option
Avison Young Inc.	First Lien Debt	6.50%	0% to 6.50%	5.81% to 12.31%
Avison Young Inc.	First Lien Debt	6.50%	0% to 6.50%	4.66% to 11.16%
Avison Young Inc.	First Lien Debt	6.50%	0% to 6.50%	4.94% to 11.44%
Avison Young Inc.	First Lien Debt	6.50%	0% to 6.50%	4.90% to 11.40%
Avison Young Inc.	First Lien Debt	6.50%	0% to 6.50%	5.81% to 12.31%
Inergex Holdings, LLC	First Lien Debt	2.00%	0% to 2.00%	10.85% to 12.85%
Inergex Holdings, LLC	First Lien Debt (Revolver)	2.00%	0% to 2.00%	10.85% to 12.85%
JP Intermediate B, LLC	First Lien Debt	4.00%	0% to 4.00%	5.20% to 9.20%
Kreg, LLC	First Lien Debt	0.50%	0% to 0.50%	10.10% to 10.60%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.00%	0% to 1.0%	9.68% to 10.68%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.00%	0% to 1.0%	9.68% to 10.68%
(12)
Represents expiration date of the warrants.
(13)
All or a portion of investment held by a wholly owned subsidiary subject to income tax.
(14)
Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(15)
Investments (or a portion thereof) held by OFSCC-FS. These assets are pledged as collateral of the Natixis Facility and cannot be pledged under any debt obligation of the Parent.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

March 31, 2026

(Dollar amounts in thousands)

(16)
Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company’s assets immediately following the acquisition of any additional non-qualifying assets. As of March 31, 2026, approximately 83% of the Company's assets were qualifying assets.
(17)
Represents cash equivalents held in a money market fund as of March 31, 2026. The Company also had cash deposits of $1,977 as of March 31, 2026.
(18)
Not meaningful as there is no outstanding balance on the revolver or delayed draw facility. The Company generally earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income.
(19)
The Company holds at least one seat on the portfolio company’s board of directors.
(20)
The Company has an observer seat on the portfolio company’s board of directors.
(21)
These investments became contractually due on December 22, 2025. The lending group has entered into a series of forbearance agreements extending the maturity date of the investments. During this period, the Company continues to accrue interest income on the investments.
(22)
The Company has the right to receive certain information provided to the board of directors.

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments

December 31, 2025

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
12 Interactive, LLC (D/B/A PerkSpot) (21)	Software Publishers
First Lien Debt		9.42%	SOFR+	5.75%	9/5/2025	9/5/2030	$1,453	$1,441	$1,453	1.2%
First Lien Debt		9.42%	SOFR+	5.75%	9/5/2025	3/5/2027	1,120	1,110	1,120	0.9%
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	5.75%	9/5/2025	9/5/2030	—	(3)	(3)	—%
							2,573	2,548	2,570	2.1%
24 Seven Holdco, LLC (15)	Temporary Help Services
First Lien Debt		10.96%	SOFR+	7.13%	1/28/2022	11/16/2027	8,386	8,366	8,361	6.8%

AIDC IntermediateCo 2, LLC (15)	Computer Systems Design Services
First Lien Debt		8.97%	SOFR+	5.25%	7/22/2022	7/22/2027	1,940	1,925	1,938	1.6%
First Lien Debt		8.97%	SOFR+	5.25%	7/31/2023	7/22/2027	45	45	45	—%
							1,985	1,970	1,983	1.6%
Allen Media, LLC (15)	Cable and Other Subscription Programming
First Lien Debt		9.32%	SOFR+	5.50%	3/2/2021	2/10/2027	3,652	3,651	2,862	2.3%

Associated Spring, LLC (15)	Spring Manufacturing
First Lien Debt		8.59%	SOFR+	4.75%	12/10/2024	4/4/2030	2,219	2,183	2,212	1.8%
First Lien Debt (Delayed Draw) (5)		8.57%	SOFR+	4.75%	12/10/2024	4/4/2030	238	230	233	0.2%
							2,457	2,413	2,445	2.0%
Asurion, LLC (14) (15)	Communication Equipment Repair and Maintenance
First Lien Debt		7.97%	SOFR+	4.25%	10/28/2025	9/19/2030	1,496	1,493	1,498	1.2%

Avison Young Inc. (8)	Nonresidential Property Managers
First Lien Debt (11)		3.70% cash / 8.50% PIK	SOFR+	8.50%	12/18/2025	12/12/2027	82	82	83	0.1%
First Lien Debt (11) (15)		5.20% cash / 5.85% PIK	SOFR+	7.35%	12/18/2025	12/12/2027	231	231	234	0.2%
First Lien Debt (11) (15)		5.49% cash / 6.50% PIK	SOFR+	8.00%	11/25/2021	3/12/2029	1,669	1,670	1,452	1.2%
First Lien Debt (6) (10) (11) (15)		5.60% cash / 6.50% PIK	SOFR+	8.00%	11/25/2021	3/12/2029	329	213	249	0.2%
First Lien Debt (Delayed Draw) (5)		n/m (18)	SOFR+	8.50%	12/18/2025	12/12/2027	—	—	—	—%
Common Equity (1,185 Class B units) (10) (13) (15)					3/12/2024			1,400	—	—%
Preferred Equity (1,715 Class A units) 12.5% PIK (10) (13) (15)					3/12/2024			1,269	118	0.1%
							2,311	4,865	2,136	1.8%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (continued)

December 31, 2025

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
BayMark Health Services, Inc. (6) (15)	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		14.43%	SOFR+	10.50%	6/10/2021	6/11/2028	4,962	4,931	248	0.2%
Second Lien Debt		14.70%	SOFR+	10.50%	6/10/2021	6/11/2028	3,988	3,961	199	0.2%
							8,950	8,892	447	0.4%
Boca Home Care Holdings, Inc. (19)	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		10.59%	SOFR+	6.50%	2/25/2022	2/25/2027	9,018	8,983	9,017	7.3%
First Lien Debt (Revolver) (5)		10.59%	SOFR+	6.50%	2/25/2022	2/25/2027	226	222	226	0.2%
Common Equity (1,290 Class A units) (10) (13)					2/25/2022			1,290	768	0.6%
Preferred Equity (3,446 Class A Units), 12% cash / 2.0% PIK					3/3/2023			345	363	0.3%
							9,244	10,840	10,374	8.4%
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt (15)		10.57%	SOFR+	6.75%	11/3/2023	12/30/2027	3,133	3,086	2,971	2.4%
First Lien Debt (Revolver) (5)		10.57%	SOFR+	6.75%	11/3/2023	12/30/2027	112	107	96	0.1%
							3,245	3,193	3,067	2.5%
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)					3/27/2020			703	33	—%

Envocore Holding, LLC (F/K/A LRI Holding, LLC) (17)	Electrical Contractors and Other Wiring Installation Contractors
First Lien Debt		7.50%	N/A		6/30/2017	12/31/2027	6,167	6,167	6,167	5.0%
Second Lien Debt (6) (10)		10.00% PIK	N/A		6/30/2017	12/31/2028	9,590	6,584	2,382	1.9%
First Lien Debt (Revolver) (5)		n/m (18)	N/A		11/29/2021	12/31/2027	—	—	—	—%
Equity Participation Rights (7) (10)					12/31/2021			4,722	—	—%
							15,757	17,473	8,549	6.9%
Excelin Home Health, LLC (6)	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	7,119	6,765	4,079	3.3%

GoTo Group (F/K/A LogMeIn, Inc.) (14) (15)	Data Processing, Hosting, and Related Services
First Lien Debt		8.79%	SOFR+	4.75%	3/26/2021	4/28/2028	926	926	826	0.7%
First Lien Debt		8.79%	SOFR+	4.75%	3/26/2021	4/28/2028	1,280	1,279	503	0.4%
							2,206	2,205	1,329	1.1%
Heritage Grocers Group, LLC. (F/K/A Tony's Fresh Market / Cardenas Markets) (14) (15)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		10.52%	SOFR+	6.75%	7/20/2022	8/1/2029	8,908	8,763	6,976	5.7%

Honor HN Buyer Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		9.57%	SOFR+	5.75%	10/15/2021	10/15/2027	3,132	3,114	3,132	2.5%
First Lien Debt (15)		9.57%	SOFR+	5.75%	10/15/2021	10/15/2027	1,981	1,959	1,981	1.6%
First Lien Debt (Revolver) (5)		11.50%	Prime+	4.75%	10/15/2021	10/15/2027	47	45	47	—%
First Lien Debt (15)		9.57%	SOFR+	5.75%	3/31/2023	10/15/2027	2,204	2,182	2,204	1.8%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (continued)

December 31, 2025

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
First Lien Debt (Delayed Draw) (5) (15)		n/m (18)	SOFR+	5.75%	10/15/2024	10/15/2026	—	(10)	(10)	—%
							7,364	7,290	7,354	5.9%
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		10.75%	SOFR+	6.75%	1/27/2022	3/2/2029	2,683	2,683	2,500	2.0%

Inergex Holdings, LLC (19)	Other Computer Related Services
First Lien Debt		10.82%	SOFR+	7.00%	10/1/2018	10/1/2026	14,616	14,562	14,616	12.0%
First Lien Debt (Revolver)		10.82%	SOFR+	7.00%	10/1/2018	10/1/2026	2,344	2,344	2,344	1.9%
							16,960	16,906	16,960	13.9%
Integrated Energy Services, LLC	Computer Systems Design Services
First Lien Debt (15)		9.20%	SOFR+	5.50%	12/18/2025	12/19/2030	525	516	516	0.4%
First Lien Debt (Delayed Draw) (5)		n/m (18)	SOFR+	5.50%	12/18/2025	12/19/2030	—	(5)	(5)	—%
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	5.50%	12/18/2025	12/19/2030	—	(3)	(3)	—%
							525	508	508	0.4%
JP Intermediate B, LLC	Drugs and Druggists' Sundries Merchant Wholesalers
First Lien Debt		10.67%	SOFR+	7.00%	10/2/2025	9/30/2030	335	335	335	0.3%
First Lien Debt (11)		5.17% cash / 4.00% PIK	SOFR+	5.50%	1/14/2021	3/31/2031	1,499	1,499	1,474	1.2%
Common Equity (12,663 Units) (10) (15)					9/30/2025			2,992	—	—%
							1,834	4,826	1,809	1.5%
Kreg LLC (20)	Other Ambulatory Health Care Services
First Lien Debt (11) (15)		10.07% cash / 0.50% PIK	SOFR+	6.25%	12/20/2021	12/20/2026	17,256	17,233	16,773	13.6%
First Lien Debt (Revolver) (5)		10.09%	SOFR+	6.25%	12/20/2021	12/20/2026	1,337	1,335	1,300	1.1%
							18,593	18,568	18,073	14.7%
M2S Group Intermediate Holdings Inc. (14) (15)	Plastics Packaging Film and Sheet (including Laminated) Manufacturing
First Lien Debt		8.59%	SOFR+	4.75%	10/28/2025	8/25/2031	1,500	1,483	1,493	1.2%

Medrina LLC	All Other Outpatient Care Centers
First Lien Debt (15)		9.69%	SOFR+	6.00%	10/20/2023	10/20/2029	2,190	2,155	2,190	1.8%
First Lien Debt (15)		10.22%	SOFR+	6.00%	10/20/2023	10/20/2029	367	364	367	0.3%
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(5)	—	—%
							2,557	2,514	2,557	2.1%
Metasource, LLC (15)	All Other Business Support Services
First Lien Debt		10.18% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	2,727	2,708	2,645	2.1%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (continued)

December 31, 2025

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
One GI LLC	Offices of Other Holding Companies
First Lien Debt (15)		10.57%	SOFR+	6.75%	12/13/2021	12/22/2025 (22)	7,280	7,280	6,618	5.4%
First Lien Debt (15)		10.57%	SOFR+	6.75%	12/13/2021	12/22/2025 (22)	3,837	3,837	3,488	2.8%
First Lien Debt (Revolver)		10.57%	SOFR+	6.75%	12/13/2021	12/22/2025 (22)	1,444	1,444	1,313	1.1%
							12,561	12,561	11,419	9.3%
Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6)	Software Publishers
First Lien Debt		6.50%	N/A		3/13/2018	12/31/2027	16,648	14,113	7,242	5.9%

PM Acquisition LLC	All Other General Merchandise Stores
Common Equity (499 units)					9/30/2017			231	1,181	1.0%

PSB Group, LLC (19)	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)
First Lien Debt (15)		10.47%	SOFR+	6.75%	4/17/2025	4/17/2030	7,882	7,848	7,879	6.4%
First Lien Debt (Revolver) (5)		10.47%	SOFR+	6.75%	4/17/2025	4/17/2030	406	401	405	0.3%
							8,288	8,249	8,284	6.7%
Redstone Holdco 2 LP (F/K/A RSA Security) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt		8.85%	SOFR+	4.75%	4/16/2021	4/27/2028	1,715	1,711	1,289	1.0%

RideNow Group, Inc. (F/K/A RumbleOn, Inc.) (8) (15)	Other Industrial Machinery Manufacturing
First Lien Debt (11)		12.10% cash / 1.50% PIK	SOFR+	7.75%	8/31/2021	9/30/2027	2,384	2,362	2,299	1.9%
First Lien Debt (11)		12.10% cash / 1.50% PIK	SOFR+	7.75%	8/31/2021	9/30/2027	720	714	694	0.6%
Warrants (warrants to purchase up to $73,000 in common stock) (10)					8/31/2021	8/10/2030 (12)		200	68	0.1%
							3,104	3,276	3,061	2.6%
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018			—	1,462	1.2%

Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (1,603 Series B units)					9/4/2020			160	1	—%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (continued)

December 31, 2025

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
First Lien Debt		7.44%	SOFR+	3.50%	3/25/2021	4/3/2028	1,518	1,513	1,096	0.9%

SS Acquisition, LLC (19)	Sports and Recreation Instruction
First Lien Debt (15)		9.42%	SOFR+	5.75%	12/20/2024	12/20/2029	16,795	16,728	16,828	13.6%
First Lien Debt (Revolver) (5)		9.42%	SOFR+	5.75%	12/20/2024	12/20/2029	500	493	500	0.4%
							17,295	17,221	17,328	14.0%
Staples, Inc. (14) (15)	Business to Business Electronic Markets
First Lien Debt		9.60%	SOFR+	5.75%	5/23/2024	9/4/2029	2,539	2,468	2,418	2.0%

TalentSmart Holdings, LLC (10) (13) (19)	Professional and Management Development Training
Common Equity (1,595,238 Class A shares)					10/11/2019			670	695	0.6%

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt (15)		9.82% cash / 1.25% PIK	SOFR+	6.00%	10/14/2021	10/14/2027	14,443	14,383	10,500	8.5%
First Lien Debt (Revolver) (5)		9.82%	SOFR+	6.00%	10/14/2021	10/14/2027	566	563	145	0.1%
							15,009	14,946	10,645	8.6%
United Biologics Holdings, LLC (10) (13)	Medical Laboratories
Preferred Equity (151,786 units)					4/16/2013			9	—	—%

Wellful Inc. (F/K/A KNS Acquisition Corp.) (11) (15)	Electronic Shopping and Mail-Order Houses
First Lien Debt		8.33% cash / 1.75% PIK	SOFR+	6.25%	4/16/2021	10/19/2030	4,361	4,361	3,738	3.0%

Total Debt and Equity Investments							$216,070	$223,115	$180,465	146.7%

Structured Finance Securities (8)
Apex Credit CLO 2020 Ltd. (9) (16)
Subordinated Notes		9.87%	N/A		11/16/2020	4/20/2035	$11,080	$9,173	$5,653	4.6%

Apex Credit CLO 2021 Ltd. (9) (16)
Subordinated Notes		6.51%	N/A		5/28/2021	7/18/2034	8,630	5,585	3,170	2.6%

Apex Credit CLO 2022-1 Ltd. (9) (16)
Subordinated Notes		20.68%	N/A		4/28/2022	10/22/2038	17,074	9,807	7,929	6.4%

Battalion CLO XI Ltd.
Mezzanine Debt - Class E		10.98%	SOFR+	6.85%	4/25/2022	4/24/2034	6,000	6,000	5,466	4.4%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (continued)

December 31, 2025

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
BlueMountain CLO XXXV Ltd. (9) (16)
Subordinated Notes		16.45%	N/A		10/30/2024	10/22/2037	7,800	5,954	4,644	3.8%

Brightwood Capital MM CLO 2023-1, Ltd. (9) (16)
Subordinated Notes		24.50%	N/A		9/28/2023	10/15/2035	5,494	4,273	4,493	3.6%

Canyon CLO 2019-1, Ltd. (9) (16)
Subordinated Notes		21.30%	N/A		8/22/2024	7/15/2037	18,453	9,581	8,539	6.9%

CBAMR 2017-1, Ltd. (9) (16)
Subordinated Notes		21.02%	N/A		8/12/2025	1/20/2038	5,100	1,880	1,647	1.3%

ICG US CLO 2021-3, Ltd. (9) (16)
Subordinated Notes		26.57%	N/A		8/8/2024	10/20/2034	16,750	7,942	7,289	5.9%

LCM 42 Ltd. (9) (16)
Subordinated Notes		18.54%	N/A		12/19/2024	1/15/2038	3,500	3,048	2,727	2.2%

Madison Park Funding XXIX, Ltd. (9) (16)
Subordinated Notes		17.42%	N/A		12/22/2020	3/25/2038	10,971	5,223	3,697	3.0%

Trinitas CLO VIII, Ltd. (4) (9) (10) (16)
Subordinated Notes		0.00%	N/A		3/4/2021	7/20/2117	5,200	2,318	163	10.0%

Venture 45 CLO, Limited
Mezzanine Debt - Class E		11.58%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,963	2,607	2.1%

Voya CLO 2024-7, Ltd. (9) (16)
Subordinated Notes		16.31%	N/A		1/7/2025	1/20/2038	4,275	3,886	3,581	2.9%

Total Structured Finance Securities							$123,327	$77,633	$61,605	49.8%

Total Non-control/Non-affiliate Investments							$339,397	$300,748	$242,070	196.5%

Affiliate Investments
Contract Datascan Holdings, Inc. (17)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (3,061 Series A shares) 10% PIK					8/5/2015			$9,613	$9,201	7.5%
Preferred Equity (2750 Series C shares), 14% PIK					8/21/2025			2,890	2,884	2.3%
Common Equity (11,273 shares) (10)					6/28/2016			104	—	—%
Warrants (warrants to purchase 224 Series A preferred equity shares) (10)					8/21/2025	8/20/2035 (12)		—	—	—%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (continued)

December 31, 2025

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Warrants (warrants to purchase 1,946 shares of common equity) (10)					8/21/2025	8/20/2035 (12)		—	—	—%
								12,607	12,085	9.8%
DRS Imaging Services, LLC (10) (13) (19)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)					3/8/2018			1,135	2,671	2.2%

Pfanstiehl Holdings, Inc. (19) (20)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)					1/1/2014			217	79,421	64.5%

SSJA Bariatric Management LLC (19)	Offices of Physicians, Mental Health Specialists
First Lien Debt (5)		9.24%	SOFR+	5.25%	10/31/2025	10/31/2028	234	232	235	0.2%
First Lien Debt (15)		9.24% PIK	SOFR+	5.25%	12/31/2020	10/31/2028	3,804	3,804	3,804	3.1%
Common Equity (52,763 Class A units) (13) (15)					10/31/2025		—	9,657	1,729	1.4%
							4,038	13,693	5,768	4.7%

Total Affiliate Investments							$4,038	$27,652	$99,945	81.2%

Total Investments							$343,435	$328,400	$342,015	277.6%

Cash Equivalents (23)
		3.66%	N/A
First American Treasury Obligations Fund Class Z							$74	$74	$74	0.1%

Morgan Stanley Institutional Liquidity Funds - Government Portfolio Advisory Class		3.48%	N/A				235	235	235	0.2%

Total Cash Equivalents							$309	$309	$309	0.3%

Total Investments and Cash Equivalents							$343,744	$328,709	$342,324	277.9%

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)
As of December 31, 2025, the Company held loans and mezzanine debt investments with an aggregate fair value of $168,018 that bore interest at a variable rate indexed to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect as of December 31, 2025. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(3)
Unless otherwise noted with footnote 14, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.
(4)
As of December 31, 2025, the effective accretable yield was estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security's anticipated optional redemption, was less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions were recognized as reductions to amortized cost until such time, if and when occurring, a future aggregate amount of then-projected distributions exceeds the security's then-current amortized cost.

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (continued)

December 31, 2025

(Dollar amounts in thousands)

(5)
Subject to unfunded commitments. The Company considers undrawn amounts in the determination of fair value on revolving lines of credit and delayed draw term loans. See Note 6.
(6)
Investment was on non-accrual status as of December 31, 2025, meaning the Company suspended recognition of all or a portion of income on the investment. See Note 4 for further details.
(7)
Equity participation rights issued by unaffiliated third party fully covered with underlying positions in the portfolio company.
(8)
Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company's assets immediately following the acquisition of any additional non-qualifying assets. As of December 31, 2025, approximately 81% of the Company's assets were qualifying assets.
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
(10)
Non-income producing.
(11)
The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of December 31, 2025:

Portfolio Company	Investment Type	Maximum PIK Rate Allowed	Range of PIK Option	Range of Cash Option
Avison Young Inc.	First Lien Debt	8.50%	0% to 8.50%	3.70% to 12.20%
Avison Young Inc.	First Lien Debt	5.85%	0% to 5.85%	5.20% to 11.05%
Avison Young Inc.	First Lien Debt	6.50%	0% to 6.50%	5.49% to 11.99%
Avison Young Inc.	First Lien Debt	6.50%	0% to 6.50%	5.60% to 12.10%
JP Intermediate B, LLC	First Lien Debt	4.00%	0% to 4.00%	5.17% to 9.17%
Kreg, LLC	First Lien Debt	0.50%	0% to 0.50%	10.07% to 10.57%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.00%	0% to 1.0%	10.85% to 11.85%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.00%	0% to 1.0%	10.85% to 11.85%
Wellful Inc. (F/K/A KNS Acquisition Corp.)	First Lien Debt	1.75%	0% to 1.75%	8.33% to 10.08%
(12)
Represents expiration date of the warrants.
(13)
All or a portion of investment held by a wholly owned subsidiary subject to income tax.
(14)
Fair value was determined by reference to observable inputs other than quoted prices in active markets and are considered Level 2 under GAAP. See Note 5 for further details.
(15)
Investments (or a portion thereof) held by OFSCC-FS. These assets are pledged as collateral of the BNP Facility and cannot be pledged under any other debt obligation of the Company.
(16)
Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated note investments. CLO subordinated note positions are entitled to recurring distributions, which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.
(17)
The Company holds at least one seat on the portfolio company’s board of directors.
(18)
Not meaningful as there is no outstanding balance on the revolver or delayed draw loan. The Company earns unfunded commitment fees on undrawn revolving lines of credit balances, which are reported in fee income.
(19)
The Company has an observer seat on the portfolio company’s board of directors.
(20)
Portfolio company at fair value represents greater than 5% of total assets at December 31, 2025.
(21)
The Company has the right to receive certain information provided to the board of directors.
(22)
These investments became contractually due on December 22, 2025. The lending group has entered into a forbearance agreement extending the maturity date of the investments. During this period, the Company continues to accrue interest and receive principal amortization payments on the investments.
(23)
Represents cash equivalents held in a money market fund as of December 31, 2025. The Company also had cash deposits of $3,050 as of December 31, 2025.

See Notes to Consolidated Financial Statements (unaudited).

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

OFSCC-FS, an indirect wholly owned and consolidated subsidiary of the Company, is a special-purpose vehicle formed in April 2019 for the purpose of acquiring senior secured loan investments. OFSCC-FS has debt financing through its Natixis Facility, which provides OFSCC-FS with borrowing capacity of up to $80,000 during its reinvestment period, subject to a borrowing base and other covenants.

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

Note 2. Summary of Significant Accounting Policies

Basis of presentation: The Company is an investment company as defined in the accounting and reporting guidance under ASC Topic 946, Financial Services–Investment Companies. The accompanying interim consolidated financial statements of the Company and related financial information have been prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q, and Articles 6, 10 and 12 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. However, in the opinion of management, the consolidated financial statements include all adjustments, consisting only of normal and recurring accruals and adjustments, necessary for fair presentation as of, and for, the periods presented. These consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 3, 2026. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

Significant Accounting Policies: The following information supplements the description of significant accounting policies contained in Note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

Concentration of credit risk: Aside from the Company’s investments, financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits at financial institutions. At various times during the year, the Company exceeds the federally insured limits. The Company places cash deposits only with high credit quality institutions which OFS Advisor believes will mitigate the risk of loss due to credit risk. If borrowers completely fail to perform according to the terms of the contracts, the amount of loss due to credit risk from the Company’s investments is equal to the sum of the Company’s recorded investments and, if applicable, the unfunded commitments disclosed in Note 6.

Cash and cash equivalents: Cash represents cash deposits held at U.S. Bank Trust Company, National Association and Citibank N.A., and cash equivalents consist of highly liquid money market funds. Cash equivalents are classified as Level 1 assets and are carried at amortized cost which approximates fair value. The Company’s cash and cash equivalents are maintained with member banks of the FDIC, and, such balances generally exceed the FDIC insurance limits. The Company does not believe its cash and cash equivalent balances are exposed to any significant credit risk. In addition, the Company’s use of cash and cash equivalents held by OFSCC-FS is limited by the terms and conditions of the Natixis Facility, including but not limited to, the payment of interest expense and principal on the outstanding borrowings.

The Company had the following cash and cash equivalents as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Cash	$1,977	$3,050
Cash equivalents	1,281	309
Total cash and cash equivalents	$3,258	$3,359

Note 3. Related Party Transactions

Investment Advisory and Management Agreement: OFS Advisor manages the day-to-day operations of, and provides investment advisory services to, the Company pursuant to the Investment Advisory Agreement. The continuation of the Investment Advisory Agreement was most recently approved by the Board on April 2, 2026. Under the terms of the Investment Advisory Agreement, which are in accordance with the 1940 Act and subject to the overall supervision of the Board, OFS Advisor is responsible for sourcing potential investments, conducting research and diligence on potential investments and equity sponsors, analyzing investment opportunities, structuring investments, and monitoring investments and portfolio companies on an ongoing basis.

OFS Advisor’s services under the Investment Advisory Agreement are not exclusive to the Company and OFS Advisor is free to furnish similar services to other entities, including other funds affiliated with OFS Advisor, so long as its services to the Company are not impaired. OFS Advisor also serves as the investment adviser or sub-adviser to various clients, including HPCI and OCCI.

OFS Advisor receives fees for providing services to the Company, consisting of two components: a base management fee and an incentive fee. The base management fee is calculated at an annual rate of 1.75% and based on the average value of the Company’s total assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts and assets owned by any consolidated entity) at the end of the two most recently completed calendar quarters, adjusted for any share issuances or repurchases during the quarter.

On April 17, 2026, OFS Advisor agreed to waive its base management fee for the quarter ended March 31, 2026 attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. Prior to January 1, 2026, OFS Advisor had contractually agreed to reduce its base management fee for the entire year at the beginning of the year. As of March 31, 2026, there is no active ongoing fee waiver or reduction agreement in place with OFS Advisor for the remainder of 2026.

For the year ended December 31, 2025, OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters.

OFS Advisor is not entitled to recoup the amount of the base management fee waived or reduced with respect to the OFSCC-FS Assets. The fee waiver and reductions were provided at OFS Advisor’s discretion; there can be no assurance that similar fee waivers or reductions will be provided in future periods.

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

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses, losses on extinguishment of debt, income taxes from realized capital gains and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gains Fee. Since inception through March 31, 2026, the Company has not made a Capital Gains Fee payment.

The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). As of March 31, 2026 and December 31, 2025, there were no accrued Capital Gains Fees.

License Agreement: The Company entered into a license agreement with OFSAM under which OFSAM has granted the Company a non-exclusive, royalty-free license to use the name “OFS.”

Administration Agreement: OFS Services furnishes the Company with office facilities and equipment, necessary software licenses and subscriptions, and clerical, bookkeeping and record keeping services at such facilities pursuant to the Administration Agreement. The continuation of the Administration Agreement was most recently approved by the Board on April 2, 2026. Under the Administration Agreement, OFS Services performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records that the Company is required to maintain and preparing reports to its stockholders and all other reports and materials required to be filed with the SEC or any other regulatory authority. In addition, OFS Services assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Under the Administration Agreement, OFS Services also provides managerial assistance on the Company’s behalf to those portfolio companies that have accepted the Company’s offer to provide such assistance. Payment under the Administration Agreement is equal to an amount based upon the Company’s allocable portion of OFS Services’s overhead in performing its obligations under the Administration Agreement, including, but not limited to, rent, information technology services and the Company’s allocable portion of the cost of its officers,

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

including its chief executive officer, chief financial officer, chief compliance officer and their respective staffs. To the extent that OFS Services outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without profit to OFS Services.

Equity Ownership: As of March 31, 2026, affiliates of OFS Advisor held approximately 3,029,093 shares of common stock, which is approximately 22.6% of the Company’s outstanding shares of common stock.

Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three months ended March 31, 2026 and 2025 are presented below:

	Three Months Ended March 31,
	2026	2025
Base management fee(1)	$1,435	$1,549
Base management fee waiver	(220)	—
Income Incentive Fee	408	330
Administration fee	326	394
Distributions paid to affiliates	515	1,029

(1) For the three months ended March 31, 2025, the Company’s base management fee on OFSCC-FS Assets was reduced by $267, pursuant to the fee reduction agreed to by OFS Advisor on such assets for the year ended December 31, 2025. The base management fee for the three months ended March 31, 2025 is presented net of this fee reduction.

Note 4. Investments

As of March 31, 2026, the Company had loans to 34 portfolio companies, of which approximately 98% were first lien debt investments and 2% were second lien debt investments, at fair value. The Company also had equity investments in 14 portfolio companies and 13 investments in Structured Finance Securities. As of March 31, 2026, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$171,353	57.6%	156.8%	$152,713	49.5%	139.6%
Second lien debt investments	18,340	6.2%	16.8%	3,869	1.3%	3.5%
Preferred equity	14,699	5.0%	13.4%	12,726	4.1%	11.6%
Common equity, warrants and other(2)	18,598	6.3%	17.0%	90,168	29.3%	82.5%
Total debt and equity investments	$222,989	75.1%	204.0%	$259,476	84.2%	237.2%
Structured Finance Securities	73,793	24.9%	67.5%	48,644	15.8%	44.6%
Total investments	$296,782	100.0%	271.5%	$308,120	100.0%	281.8%

(1)
Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $125,291 and $110,530, respectively. Unitranche loans generally provide leverage levels comparable to a combination of first lien and second lien or subordinated loans. Investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal and interest. Includes secondary priority debt investments governed under a first lien credit agreement.
(2)
Includes the Company’s investment in Pfanstiehl Holdings, Inc. See “Note 4—Portfolio Concentration” for additional information.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

Geographic composition is determined by the location of the corporate headquarters of the portfolio company. All international investments are denominated in U.S. dollars. As of March 31, 2026 and December 31, 2025, the Company’s investment portfolio was domiciled as follows:

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States	$218,101	$256,964	$245,902	$278,274
Canada(1)	4,888	2,512	4,865	2,136
Cayman Islands(1)(2)	69,268	43,997	73,360	57,112
Jersey(1)(2)	4,525	4,647	4,273	4,493
Total investments	$296,782	$308,120	$328,400	$342,015

(1)
Represents non-qualifying assets under Section 55(a) of the 1940 Act.
(2)
Investments domiciled in the Cayman Islands and Jersey represent certain Structured Finance Securities held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States.

As of March 31, 2026, the industry composition of the Company’s investment portfolio was as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$11,210	3.8%	10.3%	$10,983	3.6%	10.0%
Construction	1,510	0.4%	1.4%	1,001	0.3%	0.9%
Education Services	17,853	6.0%	16.3%	18,047	5.9%	16.5%
Finance and Insurance	3,191	1.1%	2.9%	3,063	1.0%	2.8%
Health Care and Social Assistance	63,406	21.4%	58.0%	40,787	13.2%	37.3%
Information	23,632	8.0%	21.6%	19,602	6.5%	17.9%
Management of Companies and Enterprises	12,533	4.2%	11.5%	10,916	3.5%	10.0%
Manufacturing	21,976	7.4%	20.1%	96,542	31.3%	88.3%
Other Services (except Public Administration)	494	0.2%	0.5%	490	0.2%	0.4%
Professional, Scientific, and Technical Services	19,828	6.7%	18.1%	19,872	6.4%	18.2%
Public Administration	703	0.2%	0.6%	37	0.0%	0.0%
Real Estate and Rental and Leasing	26,139	8.8%	23.9%	22,887	7.4%	20.9%
Retail Trade	8,981	3.0%	8.2%	8,077	2.6%	7.4%
Wholesale Trade	11,534	3.9%	10.6%	7,174	2.3%	6.6%
Total debt and equity investments	$222,989	75.1%	204.0%	$259,476	84.2%	237.2%
Structured Finance Securities	73,793	24.9%	67.5%	48,644	15.8%	44.6%
Total investments	$296,782	100.0%	271.5%	$308,120	100.0%	281.8%

As of December 31, 2025, the Company had loans to 34 portfolio companies, of which 95% were first lien debt investments and 5% were second lien debt investments, at fair value. The Company also held equity investments in 15 portfolio companies and 14 investments in Structured Finance Securities. At December 31, 2025, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$188,236	57.3%	152.8%	$170,405	49.8%	138.4%
Second lien debt investments	24,924	7.6%	20.2%	9,409	2.8%	7.6%
Preferred equity	14,287	4.4%	11.6%	12,567	3.7%	10.2%
Common equity, warrants and other(2)	23,320	7.1%	18.9%	88,029	25.7%	71.6%
Total debt and equity investments	$250,767	76.4%	203.5%	$280,410	82.0%	227.8%
Structured Finance Securities	77,633	23.6%	63.0%	61,605	18.0%	49.8%
Total investments	$328,400	100.0%	266.5%	$342,015	100.0%	277.6%

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
(2)
Includes the Company’s investment in Pfanstiehl Holdings, Inc. See “Note 4—Portfolio Concentration” for additional information.

As of December 31, 2025, the industry compositions of the Company’s debt and equity investments were as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$11,234	3.4%	9.1%	$11,006	3.2%	8.9%
Construction	18,986	5.8%	15.4%	9,644	2.8%	7.8%
Education Services	17,891	5.4%	14.5%	18,023	5.3%	14.6%
Finance and Insurance	3,193	1.0%	2.6%	3,068	0.9%	2.5%
Health Care and Social Assistance	68,571	20.9%	55.7%	48,653	14.3%	39.6%
Information	23,651	7.2%	19.2%	18,136	5.3%	14.7%
Management of Companies and Enterprises	12,562	3.8%	10.2%	11,419	3.3%	9.3%
Manufacturing	22,336	6.8%	18.1%	97,061	28.4%	78.8%
Other Services (except Public Administration)	1,493	0.5%	1.2%	1,498	0.4%	1.2%
Professional, Scientific, and Technical Services	19,384	5.9%	15.7%	19,451	5.7%	15.8%
Public Administration	703	0.2%	0.6%	33	0.0%	0.0%
Real Estate and Rental and Leasing	25,720	7.8%	20.9%	22,507	6.6%	18.4%
Retail Trade	13,355	4.1%	10.8%	11,895	3.5%	9.7%
Wholesale Trade	11,688	3.6%	9.5%	8,016	2.3%	6.5%
Total debt and equity investments	$250,767	76.4%	203.5%	$280,410	82.0%	227.8%
Structured Finance Securities	77,633	23.6%	63.0%	61,605	18.0%	49.8%
Total investments	$328,400	100.0%	266.5%	$342,015	100.0%	277.6%

Non-Accrual Loans: Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. PIK income that has been contractually capitalized to the principal balance of the investment prior to the non-accrual designation date is not reserved against interest or dividend income, but rather is assessed through the valuation of the investment with corresponding adjustments to unrealized appreciation/depreciation, as applicable. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments or until a restructuring occurs and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment. For the three months ended March 31, 2026, a loan to a portfolio company with an amortized cost and fair value of $1,499 and $982, respectively, was placed on non-accrual status. Additionally, during the three months ended March 31, 2026, the Company received net proceeds of $2,300 for the partial recovery of a second lien debt investment, with an amortized cost and fair value of $6,584 and $2,382, respectively, that was previously on non-accrual status, resulting in a realized loss of $4,284. The aggregate amortized cost and fair value of loans on non-accrual status as of March 31, 2026 was $31,468 and $10,897, respectively, and as of December 31, 2025 was $36,567 and $14,400, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

Portfolio Concentration: The following table presents the Company’s portfolio companies based on fair value that comprise greater than 10% of the Company’s total net assets as of March 31, 2026:

					Percentage of Total
Portfolio Company	Investment Type	Industry	Amortized Cost	Fair Value	Fair Value	Net Assets
Pfanstiehl Holdings, Inc.	Common Equity	Manufacturing	$217	$80,430	26.1%	73.6%
Kreg LLC	First Lien Debt	Health Care and Social Assistance	18,390	17,984	5.8	16.5
SS Acquisition, LLC(1)	First Lien Debt	Education Services	17,183	17,420	5.7	16.0
Inergex Holdings, LLC	First Lien Debt	Professional, Scientific, and Technical Services	17,351	17,387	5.6	15.9
Contract Datascan Holdings, Inc.	Preferred and Common Equity	Real Estate and Rental and Leasing	13,019	12,030	3.9	11.0
Total			$66,160	$145,251	47.1%	133.0%

(1)
As of March 31, 2026, the Company had an outstanding commitment of $1,286 to fund the portfolio company’s undrawn revolver facility.

As of March 31, 2026, approximately 4.4% and 12.5% of the Company’s total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. During the three months ended March 31, 2026 and 2025, the Company did not transfer any investments between Level 2 and Level 3 of the hierarchy.

Transfers between levels occur when the availability of reliable Indicative Prices changes during the period. The Company classifies loan investments as Level 2 when sufficient Indicative Prices are available, and the depth of the market is sufficient, in management’s judgment, to transact at those prices in amounts approximating the Company’s investment position at the measurement date.

Due to the inherent uncertainty of determining the fair value of Level 3 investments, including the use of significant unobservable inputs, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company may realize significantly less than the value at which such investment had previously been recorded and incur a realized capital loss. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from interest rate and inflation rate changes, the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, activity in South America, instability in the U.S. and international banking systems, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, the risk of recession or the impact of the prolonged shutdown of U.S. government services, and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments. The Company’s investments are also subject to interest rate risk. Changes in interest rates enacted by the U.S. Federal Reserve may impact the Company’s investment income, cost of funding and the valuation of its investment portfolio.

The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

Security	Level 1	Level 2	Level 3	Fair Value as of March 31, 2026
Debt investments	$—	$12,774	$143,808	$156,582
Equity investments	—	—	102,894	102,894
Structured Finance Securities	—	—	48,644	48,644
	$—	$12,774	$295,346	$308,120

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2025
Debt investments	$—	$14,809	$165,005	$179,814
Equity investments	—	—	100,596	100,596
Structured Finance Securities	—	—	61,605	61,605
	$—	$14,809	$327,206	$342,015

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

The following tables provides the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of March 31, 2026 and December 31, 2025. The Company may make changes to the valuation techniques, among techniques otherwise commonly utilized in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets. The tables are not intended to be all-inclusive and only present the most significant unobservable input(s) relevant to the valuation designee’s determination of fair value.

	Fair Value at March 31, 2026	Valuation technique	Unobservable inputs	Range (Weighted average)(1)
Debt investments:
First lien	$114,453	Discounted cash flow	Discount rates	8.60% - 37.50% (13.39%)
	22,861	Market approach	EBITDA multiples	3.00x - 7.75x (5.86x)
	2,625	Market approach	Transaction Price
Second lien	2,031	Discounted cash flow	Discount rates	23.90% - 23.90% (23.90%)
	45	Market approach	EBITDA multiples	6.25x - 6.25x (6.25x)
	1,793	Market approach	Revenue multiples	0.88x - 0.88x (0.88x)

Structured Finance Securities(2):
Subordinated notes	42,129	Discounted cash flow	Discount rates	16.50% - 40.00% (23.32%)
			Constant default rate	2.00% - 3.00% (2.11%)
			Recovery rate	65.00% - 65.00% (65.00%)
	130	Market approach	Net asset value liquidation(3)
Mezzanine debt	6,385	Discounted cash flow	Discount margin	14.00% - 15.50% (14.97%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	12,392	Market approach	EBITDA multiples	7.50x - 8.00x (7.99x)
	334	Market Approach	Revenue multiples	0.50x - 0.50x (0.50x)
Common equity, warrants and other	90,168	Market approach	EBITDA multiples	5.00x - 13.75x (11.90x)
	$295,346

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

	Fair Value at December 31, 2025	Valuation technique	Unobservable inputs	Range (Weighted average)(1)
Debt investments:
First lien	$115,014	Discounted cash flow	Discount rates	8.61% - 37.50% (12.77%)
	21,925	Market approach	EBITDA multiples	3.00x - 8.00x (6.11x)
	8,225	Market approach	Revenue multiples	0.35x - 0.50x (0.35x)
	10,432	Market approach	Transaction Price
Second lien	2,500	Discounted cash flow	Discount rates	13.70% - 13.70% (13.70%)
	448	Market approach	EBITDA multiples	9.00x - 9.00x (9.00x)
	6,461	Market approach	Revenue multiples	0.35x - 0.90x (0.70x)

Structured Finance Securities:
Subordinated notes(2)	53,368	Discounted cash flow	Discount rates	13.00% - 27.50% (18.73%)
			Constant default rate	2.00% - 3.00% (2.08%)
			Recovery rate	65.00% - 65.00% (65.00%)
Mezzanine debt(2)	8,074	Discounted cash flow	Discount margin	9.10% - 10.70% (9.62%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)
Subordinated notes	163	Market approach	Net asset value liquidation(3)

Equity investments:
Preferred equity	12,448	Market approach	EBITDA multiples	7.25x - 8.50x (8.46x)
	119	Market approach	Revenue multiples	0.50x - 0.50x (0.50x)
Common equity, warrants and other	88,029	Market approach	EBITDA multiples	6.00x - 14.75x (12.33x)
Common equity, warrants and other	—	Market approach	Revenue multiples	0.35x - 0.50x (0.44x)
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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2025	$155,596	$9,409	$12,567	$88,029	$61,605	$327,206
Net realized loss on investments	(1,060)	(4,356)	—	(4,723)	(1,222)	(11,361)
Net unrealized appreciation (depreciation) on investments	(330)	1,044	(253)	6,862	(9,122)	(1,799)
Amortization of Net Loan Fees	95	—	—	—	3	98
Accretion of interest income on Structured Finance Securities	—	—	—	—	2,492	2,492
Capitalized PIK interest and dividends	175	—	412	—	—	587
Amendment fees received	(17)	—	—	—	—	(17)
Purchase and origination of portfolio investments	1,614	—	—	—	—	1,614
Proceeds from principal payments on portfolio investments	(6,687)	(2,228)	—	—	—	(8,915)
Sale and redemption of portfolio investments	(9,447)	—	—	—	(2,634)	(12,081)
Proceeds from distributions received from portfolio investments	—	—	—	—	(2,478)	(2,478)
Level 3 assets, March 31, 2026	$139,939	$3,869	$12,726	$90,168	$48,644	$295,346

	Three Months Ended March 31, 2025
	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2024	$168,037	$34,331	$12,248	$96,337	$76,875	$387,828
Net realized loss on investments	—	—	—	—	(1,771)	(1,771)
Net unrealized appreciation (depreciation) on investments	(3,893)	(3,080)	(1,920)	723	242	(7,928)
Amortization of Net Loan Fees	116	28	—	—	32	176
Accretion of interest income on Structured Finance Securities	—	—	—	—	2,925	2,925
Capitalized PIK interest and dividends	120	268	287	—	—	675
Amendment fees received	(23)	—	—	—	—	(23)
Purchase and origination of portfolio investments	4,635	—	—	—	5,776	10,411
Proceeds from principal payments on portfolio investments	(3,238)	—	—	—	—	(3,238)
Sale and redemption of portfolio investments	—	—	—	—	(1,041)	(1,041)
Proceeds from distributions received from portfolio investments	—	—	—	—	(3,504)	(3,504)
Level 3 assets, March 31, 2025	$165,754	$31,547	$10,615	$97,060	$79,534	$384,510

The net unrealized depreciation reported in the Company’s consolidated statements of operations for the three months ended March 31, 2026 and 2025, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Three Months Ended March 31,
	2026	2025
Debt investments	$(4,534)	$(6,969)
Equity investments	1,888	(1,197)
Structured Finance Securities	(9,427)	(1,518)
Net unrealized depreciation on investments held	$(12,073)	$(9,684)

Other Financial Assets and Liabilities

GAAP requires disclosure of the fair value of financial instruments not reported at fair value on a recurring basis for which it is practical to estimate such values. The Company believes that the carrying amounts of its other financial instruments, such as cash, cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such financial

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

instruments. The Banc of California Credit Facility and Natixis Facility are variable rate instruments and fair value is estimated to approximate carrying value.

The following table sets forth carrying values and fair values of the Company’s debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility	$8,750	$8,750	$4,500	$4,500
BNP Facility(2)	—	—	50,950	50,950
Natixis Facility	44,700	44,700	—	—
Unsecured Notes Due February 2026	—	—	15,988	15,961
Unsecured Notes Due July 2028	68,471	71,015	67,498	70,877
Unsecured Notes Due October 2028	53,643	52,558	54,420	52,118
Unsecured Note Due August 2029	24,332	24,908	24,282	25,333
Total debt	$199,896	$201,931	$217,638	$219,739

(1)
Carrying value is calculated as the outstanding principal amount less unamortized deferred debt issuance costs.
(2)
On February 18, 2026, in connection with the closing of the Natixis Facility, OFSCC-FS repaid in full all outstanding obligations due, and terminated all commitments, under the BNP Facility.

The following tables present the fair value measurements of the Company’s debt and the level within the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of March 31, 2026 and December 31, 2025:

	March 31, 2026
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$8,750	$8,750
Natixis Facility	—	—	44,700	44,700
Unsecured Notes Due July 2028	71,015	—	—	71,015
Unsecured Notes Due October 2028	52,558	—	—	52,558
Unsecured Note Due August 2029	—	—	24,908	24,908
Total debt, at fair value	$123,573	$—	$78,358	$201,931

	December 31, 2025
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$4,500	$4,500
BNP Facility	—	—	50,950	50,950
Unsecured Notes Due February 2026	—	—	15,961	15,961
Unsecured Notes Due July 2028	70,877	—	—	70,877
Unsecured Notes Due October 2028	52,118	—	—	52,118
Unsecured Note Due August 2029	—	—	25,333	25,333
Total debt, at fair value	$122,995	$—	$96,744	$219,739

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

Note 6. Commitments and Contingencies

The following table shows the Company’s outstanding commitments to fund investments to portfolio companies as of March 31, 2026:

Portfolio Company	Investment Type	Commitment
12 Interactive, LLC (D/B/A PerkSpot)	First Lien Debt (Revolver)	$660
Associated Spring, LLC	First Lien Debt (Delayed Draw)	1,276
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	1,065
Clevertech Bidco, LLC	First Lien Debt (Revolver)	182
Honor HN Buyer Inc.	First Lien Debt (Revolver)	104
Honor HN Buyer Inc.	First Lien Debt (Delayed Draw)	600
I Love Produce, LLC	First Lien Debt (Revolver)	34
I Love Produce, LLC	First Lien Debt (Delayed Draw)	152
Integrated Energy Services, LLC	First Lien Debt (Delayed Draw)	300
Integrated Energy Services, LLC	First Lien Debt (Revolver)	150
Medrina LLC	First Lien Debt (Revolver)	319
PSB Group, LLC	First Lien Debt (Revolver)	653
SS Acquisition, LLC	First Lien Debt (Revolver)	1,286
SSJA Bariatric Management LLC	First Lien Debt (Delayed Draw)	157
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	875
Total		$7,813

In accordance with ASC 820, the Company considers undrawn amounts in the determination of fair value on its revolving lines of credit and delayed draw term loans. As of March 31, 2026, the Company had cash and cash equivalents of $3,258 and an unused commitment of $6,250 under its Banc of California Credit Facility and $35,300 under its Natixis Facility, each of which is subject to the terms of the borrowing base and other covenants, to fund these outstanding commitments to portfolio companies.

The following table shows the Company’s outstanding commitments to fund investments to portfolio companies as of December 31, 2025:

Portfolio Company	Investment Type	Commitment
12 Interactive, LLC (D/B/A PerkSpot)	First Lien Debt (Revolver)	$660
Associated Spring, LLC	First Lien Debt (Delayed Draw)	1,483
Avison Young Inc.	First Lien Debt (Delayed Draw)	34
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	1,065
Clevertech Bidco, LLC	First Lien Debt (Revolver)	182
Envocore Holding, LLC (F/K/A LRI Holding, LLC)	First Lien Debt (Revolver)	2,569
Honor HN Buyer Inc.	First Lien Debt (Revolver)	328
Honor HN Buyer Inc.	First Lien Debt (Delayed Draw)	3,062
Integrated Energy Services, LLC	First Lien Debt (Delayed Draw)	300
Integrated Energy Services, LLC	First Lien Debt (Revolver)	150
Medrina LLC	First Lien Debt (Revolver)	319
PSB Group, LLC	First Lien Debt (Revolver)	653
SS Acquisition, LLC	First Lien Debt (Revolver)	1,286
SSJA Bariatric Management LLC	First Lien Debt (Delayed Draw)	157
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	978
Total		$13,226

Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of March 31, 2026.

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

Note 7. Borrowings

Natixis Facility: On February 18, 2026, OFSCC-FS entered into the Natixis Facility, which provides for borrowings in an aggregate principal amount up to $80,000. Borrowings under the Natixis Facility bear interest at a rate based on SOFR plus a margin of 2.35%. The Natixis Facility also includes a fee of 0.40% on the unused amount of the facility, as well as an arranger fee of 0.20% on the total commitment amount of the facility. The reinvestment period during which OFSCC-FS is permitted to borrow terminates on February 18, 2029, and the facility is scheduled to mature on February 18, 2031.

As of March 31, 2026, the Natixis Facility had outstanding debt of $44,700, the unused commitment under the Natixis Facility was $35,300, subject to a borrowing base and other covenants, and the stated interest rate on the Natixis Facility was 6.05%.

Borrowings under the Natixis Facility are secured by substantially all of the assets held by OFSCC-FS, which were $114,679 at March 31, 2026. The Company’s use of cash and cash equivalents held by OFSCC-FS is limited by the terms and conditions of the Natixis Facility, including but not limited to, the payment of interest expense and principal on the outstanding borrowings. As of March 31, 2026 and December 31, 2025, OFSCC-FS had cash and cash equivalents of $2,619 and $2,443, respectively. OFSCC-FS and the Company have each made customary representations and warranties under the Natixis Facility and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

For the three months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the Natixis Facility were as follows:

	Three Months Ended March 31,
	2026	2025
Stated interest expense(1)	$398	$—
Amortization of debt issuance costs	41	—
Total interest and debt financing costs	$439	$—
Cash paid for interest expense	$33	$—
Effective interest rate	7.30%	n/a
Average outstanding balance	$24,374	$—

(1) Stated interest expense includes unused fees.

BNP Facility: OFSCC-FS was party to the BNP Facility, which provided for borrowings in an aggregate principal amount up to $80,000 during its reinvestment period. Borrowings under the BNP Facility bore interest at a variable rate of SOFR plus a variable margin (2.65% floor), which was determined on the basis of industry-recognized portfolio company metrics at the time of funding.

On February 18, 2026, in connection with the closing of the Natixis Facility, OFSCC-FS repaid in full all outstanding obligations due, and terminated all commitments, under the BNP Facility. All liens securing the BNP Facility were released upon such repayment. In connection with the termination of the facility, the Company recognized a loss on extinguishment of debt of $89 related to the acceleration of deferred financing costs.

As of March 31, 2026 and December 31, 2025, the BNP Facility had outstanding debt of $0 and $50,950, respectively.

For the three months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the BNP Facility were as follows:

	Three Months Ended March 31,
	2026	2025
Stated interest expense(1)	$437	$1,264
Amortization of debt issuance costs	37	95
Total interest and debt financing costs	$474	$1,359
Cash paid for interest expense	$752	$1,291
Effective interest rate	7.12%	8.39%
Average outstanding balance	$27,004	$65,701

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

(1) For the three months ended March 31, 2025, stated interest expense includes unused fees.

Banc of California Credit Facility: On March 7, 2018, the Company entered into the Banc of California Credit Facility. The Banc of California Credit Facility currently bears interest at a variable rate of the Prime Rate plus a 0.25% margin, with a 5.00% floor, and includes an annual commitment fee of 0.50% of the maximum commitment amount. The Banc of California Credit Facility is scheduled to mature on February 28, 2028.

On January 9, 2026, the Company amended the Banc of California Credit Facility to extend the maturity date from February 28, 2026 to February 28, 2028.

On March 27, 2026, the Company amended the Banc of California Credit Facility to, among other things: (i) reduce the minimum tangible net asset value covenant from $100,000 to $75,000; (ii) reduce the covenant requiring minimum quarterly net investment income after management/incentive fees from $2,000 to $1,000 for each of the quarters ending March 31, 2026, June 30, 2026 and September 30, 2026, after which the minimum quarterly net investment income after management/incentive fees covenant shall return to $2,000; and (iii) decrease the Company’s maximum commitment amount from $25,000 to $15,000. In connection with the maximum commitment reduction from $25,000 to $15,000, the Company recognized a loss on extinguishment of debt of $41 related to the acceleration of deferred financing costs.

As of March 31, 2026 and December 31, 2025, the Company had outstanding debt under the Banc of California Credit Facility of $8,750 and $4,500, respectively. As of March 31, 2026, the unused commitment under the Banc of California Credit Facility was $6,250, subject to the terms of the borrowing base and other covenants. As of March 31, 2026, the stated interest rate on the Banc of California Credit Facility was 7.00%.

The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance Securities, foreign loans, and non-performing loans, and as otherwise specified in the BLA. The Banc of California Credit Facility is guaranteed by OFSCC-MB and secured by all of our and OFSCC-MB’s current and future assets, excluding assets held by OFSCC-FS, and the Company’s partnership interests in SBIC I LP. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

For the three months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Three Months Ended March 31,
	2026	2025
Stated interest expense	$134	$58
Amortization of debt issuance costs	29	31
Total interest and debt financing costs	$163	$89
Cash paid for interest expense	$136	$58
Effective interest rate	8.65%	12.13%
Average outstanding balance	$7,642	$2,989

Unsecured Notes: As of March 31, 2026 and December 31, 2025, the Company had $149,000 and $165,000, respectively, in aggregate principal of outstanding Unsecured Notes.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

The indenture governing the Unsecured Notes Due July 2028 and Unsecured Notes Due October 2028 contains certain covenants, including: (i) prohibiting additional borrowings, including through the issuance of additional debt securities, unless the Company's asset coverage, as defined in the 1940 Act, after giving effect to any exemptive relief granted to the Company by the SEC, equals at least 150% after such borrowings; and (ii) prohibiting (a) the declaration of any cash dividend or distribution upon any class of the Company’s capital stock (except to the extent necessary for the Company to maintain its treatment as a RIC under Subchapter M of the Code), or (b) the purchase of any capital stock unless the Company’s asset coverage, as defined in the 1940 Act, is at least 150% at the time of such capital transaction and after deducting the amount of such transaction.

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

Unsecured Notes Due February 2026: On February 10, 2021 and March 18, 2021, the Company issued $125,000 in aggregate principal of unsecured notes. The Unsecured Notes Due February 2026 bore interest at a rate of 4.75% per year and were scheduled to mature on February 10, 2026.

On January 8, 2026, the Company issued notices to the holders of the Unsecured Notes Due February 2026 regarding the exercise of its option to redeem on February 9, 2026 $16,000, which was equal to the remainder of the outstanding Unsecured Notes Due February 2026, plus accrued interest of $378.

As of March 31, 2026, the Company had no outstanding Unsecured Notes Due February 2026.

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

For the three months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Notes were as follows:

	Three Months Ended March 31,
	2026	2025
Stated interest expense	$2,555	$2,165
Amortization of debt issuance costs	258	245
Total interest and debt financing costs	$2,813	$2,410
Cash paid for interest expense	$2,852	$3,648
Effective interest rate	7.32%	5.35%
Average outstanding balance	$155,933	$180,000

The following table shows the scheduled maturities of the principal balances of the Company’s outstanding borrowings as of March 31, 2026:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Banc of California Credit Facility	$8,750	$—	$8,750	$—	$—
Natixis Facility	44,700	—	—	44,700	—
Unsecured Notes	149,000	—	124,000	25,000	—
Total	$202,450	$—	$132,750	$69,700	$—

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

For the three months ended March 31, 2026 and 2025, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended March 31,
	2026	2025
Average dollar borrowings	$214,953	$248,690
Weighted average effective interest rate	7.34%	6.29%

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Per share operating performance:
Net asset value per share at beginning of period	$9.19	$12.85
Net investment income(1)	0.18	0.26
Net realized loss on investments, net of taxes(1)	(0.84)	(0.19)
Net unrealized depreciation on investments, net of deferred taxes(1)	(0.19)	(0.61)
Loss on extinguishment of debt(1)	(0.01)	—
Total net loss from operations	(0.86)	(0.54)
Distributions declared	(0.17)	(0.34)
Net asset value per share at end of period	$8.16	$11.97

Per share market value, end of period	$3.55	$9.29
Total return based on market value(2)(3)	(21.7)%	19.3%
Total return based on net asset value(3)(4)	(6.8)%	(3.5)%
Shares outstanding at end of period	13,398,078	13,398,078
Weighted average shares outstanding	13,398,078	13,398,078
Ratio/Supplemental Data (dollar amounts in thousands)
Average net asset value(5)	$116,255	$166,304
Net asset value at end of period	$109,322	$160,383
Net investment income	$2,464	$3,465
Ratio of total expenses, net to average net assets(6)(9)	22.2%	16.4%
Ratio of total expenses, net and loss on extinguishment of debt to average net assets(6)(8)(10)	22.3%	16.4%
Ratio of net investment income to average net assets(6)(11)	8.5%	8.3%
Ratio of loss on extinguishment of debt to average net assets(3)	0.1%	0.0%
Portfolio turnover(7)	0.6%	2.4%

(1)
Calculated on the average share method.
(2)
Calculated as ending market value less beginning market value, adjusted for distributions reinvested at prices based on the Company’s DRIP for the respective distributions.
(3)
Not annualized.
(4)
Calculated as ending net asset value less beginning net asset value, adjusted for distributions reinvested at prices based on the Company’s DRIP for the respective distributions.
(5)
Based on the average of the net asset value at the beginning and end of the indicated period and, if applicable, the preceding calendar quarters.
(6)
Annualized.
(7)
Portfolio turnover rate is calculated using the lesser of period-to-date sales, portfolio investment distributions and principal payments or period-to-date purchases over the average of total investments at fair value.
(8)
Calculated as total expenses (annualized) plus the loss on extinguishment of debt, divided by average net assets.
(9)
Ratio of total expenses before the base management fee waiver to average net assets was 22.9% for the three months ended March 31, 2026.
(10)
Ratio of total expenses before the base management fee waiver plus the loss on extinguishment of debt to average net assets was 23.0% for the three months ended March 31, 2026.
(11)
Ratio of net investment income before the base management fee waiver to average net assets was 7.7% for the three months ended March 31, 2026.

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

The Company may be limited in its ability to make distributions due to the BDC asset coverage requirements of the 1940 Act. In addition, distributions from OFSCC-FS to the Company are restricted by the terms and conditions of the Natixis Facility.

The following table summarizes distributions declared and paid for the three months ended March 31, 2026 and 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution
Three Months Ended March 31, 2026
February 26, 2026	March 20, 2026	March 31, 2026	$0.17	$2,278	(1)
Total			$0.17	$2,278

Three Months Ended March 31, 2025
February 26, 2025	March 21, 2025	March 31, 2025	$0.34	$4,555	(1)
Total			$0.34	$4,555

(1)
During the three months ended March 31, 2026 and 2025, the Company directed the DRIP plan administrator to purchase shares on the open market in order to satisfy the obligation to deliver shares of common stock. Accordingly, the Company purchased shares to satisfy the DRIP obligation as follows:

	Number of Shares Purchased	Average Price Paid Per Share	Total Amount Paid
Three Months Ended March 31, 2026
January 1, 2026 through March 31, 2026	5,271	$3.39	$18

Three Months Ended March 31, 2025
January 1, 2025 through March 31, 2025	8,570	$9.35	$80

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

Stock Repurchase Program:

The Company maintains a Stock Repurchase Program under which the Company may acquire up to $10,000 of its outstanding common stock. On April 28, 2026, the Board extended the Stock Repurchase Program for an additional two-year period ending May 22, 2028, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason.

During the three months ended March 31, 2026 and 2025, no shares of common stock were repurchased under the Stock Repurchase Program.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

Note 10. Consolidated Schedule of Investments In and Advances To Affiliates

		Three Months Ended March 31, 2026
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Interest	Dividends	Fees	Total Income (2)	December 31, 2025 , Fair Value (5)	Gross Additions (3)	Gross Reductions (4)	March 31, 2026 , Fair Value (5)
Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity (7)	$—	$(467)	$—	$316	$—	$316	$9,201	$316	$(467)	$9,050
	Preferred Equity (7)	—	—	—	96	—	96	2,884	96	—	2,980
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
	Warrants (6)	—	—	—	—	—	—	—	—	—	—
	Warrants (6)	—	—	—	—	—	—	—	—	—	—
		—	(467)	—	412	—	412	12,085	412	(467)	12,030

DRS Imaging Services, LLC	Common Equity (6)	—	1,070	—	—	—	—	2,671	1,070	—	3,741

Pfanstiehl Holdings, Inc	Common Equity	—	1,009	—	874	—	874	79,421	1,009	—	80,430

SSJA Bariatric Management LLC	First Lien Debt	—	(1)	6	—	—	6	235	—	(1)	234
	First Lien Debt	—	—	95	—	—	95	3,804	89	—	3,893
	Common Equity (6)	—	(172)	—	—	—	—	1,729	—	(172)	1,557
		—	(173)	101	—	—	101	5,768	89	(173)	5,684

Total Affiliate Investments		$—	$1,438	$101	$1,286	$—	$1,387	$99,945	$2,580	$(640)	$101,885

(1)
Principal balance, interest rate and maturity of debt investments, and ownership detail for equity investments are presented in the consolidated schedule of investments. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)
Represents the total amount of interest, fees or dividends included in income for the three months ended March 31, 2026.
(3)
Gross additions include increases in cost basis of investments resulting from a new portfolio investment, PIK interest, fees and dividends, accretion of Net Loan Fees, and net increases in unrealized appreciation or decreases in net unrealized depreciation.
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
(7)
Dividends recognized as income include PIK dividends contractually earned but not declared.

Note 11. Subsequent Events

Distribution Declaration

On April 28, 2026, the Board declared a distribution of $0.17 per share for the second quarter of 2026, payable on July 6, 2026 to stockholders of record as of June 19, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. For additional overview information on the Company, see “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Overview

Key performance metrics per common share are presented below:

	March 31, 2026	December 31, 2025
Net asset value	$8.16	$9.19

	Three Months Ended
	March 31, 2026	December 31, 2025
Net investment income	$0.18	$0.20
Net decrease in net assets resulting from operations	(0.86)	(0.81)
Distributions paid	0.17	0.17

Our NAV per common share decreased from $9.19 at December 31, 2025 to $8.16 at March 31, 2026, due to a net loss on investments of $1.03 per common share, loss on extinguishment of debt of $0.01 per common share, partially offset by our quarterly net investment income of $0.18 per common share exceeding our quarterly distribution of $0.17 per common share.

For the quarter ended March 31, 2026, total investment income decreased from $9.4 million in the prior quarter to $8.9 million, primarily due to a decrease in interest income, partially offset by an increase in non-recurring dividend income. See “—Results of Operations” for additional information.

Our total outstanding debt decreased from $220.5 million at December 31, 2025 to $202.5 million at March 31, 2026. For the quarter ended March 31, 2026, our weighted-average debt interest costs increased to 7.34 % compared to 7.07% for the quarter ended December 31, 2025, primarily due to an increase in the weighted average debt interest costs of our Unsecured Notes. The decrease of $18.0 million in our total outstanding debt during the quarter ended March 31, 2026 was due to the final $16.0 million redemption of the Unsecured Notes Due February 2026 and net paydowns of $2.0 million on our revolving credit facilities. Following the maturity extension of our Banc of California Credit Facility in January 2026, the final repayment of our Unsecured Notes Due February 2026, and the execution of our Natixis Facility in February 2026, we do not have any debt maturities until February 2028. See “—Results of Operations” and “—Liquidity and Capital Resources” for additional information.

For the quarter ended March 31, 2026, we recognized a net loss on investments of $13.9 million due to a net realized loss of $11.3 million and net unrealized depreciation, net of taxes, of $2.6 million. For the quarter ended March 31, 2026, our net realized and unrealized loss on investments of $13.9 million was primarily attributable to $10.3 million of net realized and unrealized losses on our Structured Finance Securities. As of March 31, 2026, we had non-accrual loans with an aggregate fair value of $10.9 million, or 3.5 % of our total investments at fair value. See “—Portfolio Composition and Investment Activity” for additional information.

As of March 31, 2026, the aggregate amount outstanding of the senior securities issued by us was $202.5 million, for which our asset coverage ratio was 154%, exceeding the minimum asset coverage requirement of 150% under the 1940 Act. As of March 31, 2026, we remained in compliance with all applicable covenants under our outstanding debt facilities. As of March 31, 2026, we had unused commitments of $6.3 million under our Banc of California Credit Facility, and $35.3 million under our Natixis Facility, each of which is subject to a borrowing base and other covenants. As of March 31, 2026, we had unfunded commitments of $7.8 million to fund outstanding commitments to portfolio companies. See “—Liquidity and Capital Resources” for additional information.

On April 28, 2026, the Board declared a distribution of $0.17 per share for the second quarter of 2026, payable on July 6, 2026 to stockholders of record as of June 19, 2026.

Critical Accounting Policies and Significant Estimates

Our critical accounting policies and estimates are those relating to revenue recognition and fair value estimates. Management has discussed the development and selection of each critical accounting policy and estimate with the Audit Committee of the Board. For descriptions of our revenue recognition and fair value policies, see “Item 8. Financial Statements—Notes to Consolidated Financial Statements—Note 2” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025.

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of estimated values for all investments as of March 31, 2026 (dollar amounts in thousands):

		Range of Fair Value(1)
Investment Type	Fair Value at March 31, 2026	Low-end	High-end
Debt investments:
First lien	$152,713	$149,378	$156,543
Second lien	3,869	3,398	4,614

Structured Finance Securities:
Subordinated notes	42,259	39,440	44,817
Mezzanine debt	6,385	6,249	6,521

Equity investments:
Preferred equity	12,726	10,392	15,104
Common equity, warrants and other	90,168	82,378	98,062
	$308,120	$291,235	$325,661

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement, we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Item 1—Financial Statements—Note 3”.
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

On April 17, 2026, OFS Advisor agreed to waive its base management fee for the quarter ended March 31, 2026 attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. This waiver differs from prior periods where OFS Advisor had contractually agreed to reduce its base management fee for the entire year at the beginning of the year. As of March 31, 2026, there is no active ongoing fee waiver or reduction agreement in place with OFS Advisor for the remainder of 2026.

For the year ended December 31, 2025, OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters.

OFS Advisor is not entitled to recoup the amount of the base management fee waived or reduced with respect to the OFSCC-FS Assets. The fee waiver and reductions were provided at OFS Advisor’s discretion; there can be no assurance that similar fee waivers or reductions will be provided in future periods.

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

In addition, we have submitted a new application for exemptive relief that, if granted, will supersede our existing Order and permit us to co-invest pursuant to a different set of conditions than those in our existing Order. However, there is no guarantee that the SEC will grant such application.

Conflicts may arise when we make an investment in conjunction with an investment being made by an Affiliated Account, or in a transaction where an Affiliated Account has already made an investment. Investment opportunities are, from time to time, appropriate for more than one account in the same, different or overlapping securities of a portfolio company’s capital structure. Conflicts arise in determining the terms of investments, particularly where these accounts may invest in different types of securities in a single portfolio company. Potential conflicts arise when addressing, among other things, questions as to whether payment obligations and covenants should be enforced, modified or waived, or whether debt should be restructured, modified or refinanced. For a discussion of the risks associated with conflicts of interest, see “Item 1. Business—Regulation—Conflicts of Interest” and “Item 1A. Risk Factors—Risks Related to OFS Advisor and its Affiliates—We have potential conflicts of interest related to the purchases and sales that OFS Advisor makes on our behalf and/or on behalf of Affiliated Accounts” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Portfolio Composition and Investment Activity

Portfolio Composition

As of March 31, 2026, the fair value of our debt investment portfolio totaled $156.6 million in 34 portfolio companies, of which approximately 98% and 2% were first lien and second lien debt investments, respectively. We also had equity investments in 14 portfolio companies with a fair value of approximately $102.9 million and 13 investments in Structured Finance Securities with a fair value of approximately $48.6 million. As of March 31, 2026, we had unfunded commitments of $7.8 million to fund outstanding commitments to 12 portfolio companies. Set forth in the tables and charts below is selected information with respect to our portfolio as of March 31, 2026 and December 31, 2025.

The following table presents our ten largest investments by issuer based on fair value as of March 31, 2026 (dollar amounts in thousands):

Issuer Name	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value	% of Net Assets, at Fair Value
Pfanstiehl Holdings, Inc.	Equity	$217	$80,430	26.1%	73.6%
Kreg LLC	Debt	18,390	17,984	5.8%	16.5%
SS Acquisition, LLC	Debt	17,183	17,420	5.7%	16.0%
Inergex Holdings, LLC	Debt	17,351	17,387	5.6%	15.9%
Contract Datascan Holdings, Inc.	Equity	13,019	12,030	3.9%	11.0%
One GI LLC	Debt	12,532	10,916	3.5%	10.0%
Boca Home Care Holdings, Inc.	Debt and Equity	10,777	10,412	3.4%	9.5%
Tolemar Acquisition, Inc.	Debt	15,104	9,610	3.1%	8.8%
PSB Group, LLC	Debt	8,232	8,346	2.7%	7.7%
24 Seven Holdco, LLC	Debt	8,345	8,345	2.7%	7.6%
Total		$121,149	$192,879	62.5%	176.6%

As of March 31, 2026, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 26.1% and 73.6% of our total portfolio at fair value and our total net assets, respectively. The value of this investment is substantially comprised of unrealized appreciation of $80.2 million. The valuation’s unobservable inputs incorporate discounts for the minority-interest and illiquid nature of the security; however, the valuation, in accordance with fair value concepts, is based on assumptions applicable to an orderly transaction between market participants and does not reflect the impact of a forced sale or entity-specific liquidity constraints. As a result, there can be no assurance that we would be able to realize this value in a timely manner, or at all.

As of March 31, 2026, approximately 4.4% and 12.5% of our total portfolio at fair value and net assets, respectively, were comprised of Structured Finance Securities managed by a single adviser.

A deterioration or improvement in the operating performance of these portfolio investments, or other factors underlying the valuation of these investments, could have a material impact on our NAV.

Portfolio Yields

The following table presents weighted-average yield metrics for our portfolio as of March 31, 2026 and December 31, 2025:

	For the Three Months Ended
	March 31, 2026	December 31, 2025
Weighted-average performing income yield(1):
Debt investments	11.5%	11.9%
Structured Finance Securities	14.9%	17.5%
Interest-bearing investments	12.5%	13.5%

Weighted-average realized yield(2):
Interest-bearing investments	10.9%	11.6%

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

For the three months ended March 31, 2026, the weighted-average performing income yield on interest-bearing investments decreased to 12.5% from 13.5% during the prior quarter. This decrease is primarily attributable to a 2.53% decrease in the performing income yield on our Structured Finance Securities primarily related to a decline in the effective yields on our subordinated note investments.

Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels. As of March 31, 2026, 94% of our total loan portfolio, at fair value, consisted of variable rate investments, generally indexed to SOFR. See additional information under “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.

Portfolio Company Investments

The following table summarizes the composition of our Portfolio Company Investments as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$171,353	$152,713	$188,236	$170,405
Second lien debt investments	18,340	3,869	24,924	9,409
Preferred equity	14,699	12,726	14,287	12,567
Common equity, warrants and other	18,598	90,168	23,320	88,029
Total Portfolio Company Investments	$222,989	$259,476	$250,767	$280,410
Number of portfolio companies	43	43	43	43

(1)
As of March 31, 2026 and December 31, 2025, first lien debt investments include unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $125.3 million and $110.5 million, respectively, and $130.3 million and $116.3 million, respectively. Unitranche loans generally provide leverage levels comparable to a combination of first lien and second lien or subordinated loans. Investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal and interest.

As of March 31, 2026, 100% of our loan portfolio and 51% of our total portfolio consisted of first lien and second lien loans, based on fair value.

As of March 31, 2026, the three largest industries of our Portfolio Company Investments by fair value, were: (1) Manufacturing (37.2%); (2) Health Care and Social Assistance (15.7%); and (3) Real Estate and Rental and Leasing (8.8%), totaling an aggregate of approximately 61.7% of our Portfolio Company Investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1—Financial Statements—Note 4.”

Structured Finance Securities

The following table summarizes the composition of our Structured Finance Securities as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$64,827	$42,259	$68,670	$53,531
Mezzanine debt	8,965	6,385	8,963	8,074
Total Structured Finance Securities	$73,793	$48,644	$77,633	$61,605
Number of Structured Finance Securities	13	13	14	14

Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital. As of March 31, 2026, the amortized cost and fair value of non-performing Structured Finance Securities were $2.3 million and $0.1 million, respectively.

During the three months ended March 31, 2026, we sold a subordinated note investment for net proceeds of $2.6 million, resulting in a realized loss of $1.2 million, of which $0.9 million was recognized during the current quarter.

Investment Activity

The following is a summary of our investment activity for the three months ended March 31, 2026 and 2025 (dollar amounts in thousands):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investments in debt and equity securities	$2,109	$4,635
Investments in Structured Finance Securities	—	5,776
Total investment purchases and originations	$2,109	$10,411

Proceeds from principal payments	$8,996	$3,290
Proceeds from investments sold or redeemed	14,056	3,137
Proceeds from distributions received from portfolio investments	2,478	3,504
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$25,530	$9,931

Non-Cash Investment Activity

During the three months ended March 31, 2026, our first lien debt investment in Redstone HoldCo 2 LP (F/K/A RSA Security) underwent a restructuring through which our first lien debt investment was exchanged for a combination of new first lien debt investments in the portfolio company at a price equal to 63% of par. In connection with the transaction, we recognized a realized loss of $0.6 million on the debt restructure corresponding to the amount forgiven upon the exchange, of which $0.2 million was recognized in the current quarter. As of March 31, 2026, our new first lien debt investments had an aggregate amortized cost of and fair value of $1.1 million and $1.0 million, respectively.

Risk Monitoring

We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 3, 2026. The following table shows the classification of our debt investments, excluding Structured Finance Securities, by credit risk rating as of March 31, 2026 and December 31, 2025 (dollar amounts in thousands):

	Debt Investments as of
	March 31, 2026			December 31, 2025
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—%	—	—	—%
3 (Average)	125,853	121,479	77.6%	131,812	128,363	71.4%
4 (Special Mention)	48,228	26,313	16.8%	67,235	44,209	24.6%
5 (Substandard)	15,612	8,790	5.6%	14,113	7,242	4.0%
6 (Doubtful)	—	—	—%	—	—	—%
7 (Loss)	—	—	—%	—	—	—%
	$189,693	$156,582	100.0%	$213,160	$179,814	100.0%

Non-Accrual Loans

Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. PIK income that has been contractually capitalized to the principal balance of the investment prior to the non-accrual designation date is not reserved against interest or dividend income, but rather is assessed through the valuation of the investment with corresponding adjustments to unrealized appreciation/depreciation, as applicable. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments or until a restructuring occurs and, in the judgment of management, it is probable that we will collect all principal and interest from the investment.

As of March 31, 2026

The following table shows the classification of our debt investments on non-accrual status (dollar amounts in thousands):

	March 31, 2026
	Amortized Cost	Fair Value
First lien debt	$15,811	$9,059
Second lien debt	15,657	1,838
Total	$31,468	$10,897

For the three months ended March 31, 2026, our first lien debt investment in JP Intermediate B, LLC with an amortized cost and fair value of $1.5 million and $1.0 million, respectively, was placed on non-accrual status.

For the three months ended March 31, 2026, we received net proceeds of $2.3 million for the partial recovery of a second lien debt investment, with an amortized cost and fair value of $6.6 million and $2.4 million, respectively, that was previously on non-accrual status, resulting in a realized loss of $4.3 million.

As of December 31, 2025

The following table shows the classification of our debt investments on non-accrual status (dollar amounts in thousands):

	December 31, 2025
	Amortized Cost	Fair Value
First lien debt	$14,326	$7,491
Second lien debt	22,241	6,909
Total	$36,567	$14,400

For the three months ended December 31, 2025, our second lien debt investment in Excelin Home Health, LLC with an amortized cost and fair value of $6.8 million and $4.1 million, respectively, was placed on non-accrual status. Additionally, we restructured our first lien debt investment in SSJA Bariatric Management LLC with an amortized cost and fair value of $13.5 million and $5.3 million, respectively, which had been on non-accrual status, in exchange for a combination of a new loan and equity in the portfolio company. Our existing zero-basis equity investment in the portfolio company was also extinguished upon the exchange. Following the restructuring, the loan we received with an amortized cost and fair value of $3.8 million and $3.8 million, respectively, was placed on accrual status.

Results of Operations

Our key financial measures are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Key Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 3, 2026. The following is a discussion of the key financial measures that management employs in reviewing the performance of our operations.

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

The following analysis compares our quarterly results of operations to the preceding quarter, as well as our year-to-date results of operations to the corresponding period in the prior year. We believe a comparison of our current quarterly results to the preceding quarter is more meaningful and transparent than a comparison to the corresponding prior-year quarter as our results of operations are not influenced by seasonal factors that the latter comparison is designed to elicit and highlight.

Comparison of the three months ended March 31, 2026 and December 31, 2025 and comparison of the three months ended March 31, 2026 and 2025

Consolidated operating results for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025 are as follows (in thousands):

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Investment income
Interest income:
Cash interest income	$4,763	$5,506	$6,381
PIK interest income	175	167	388
Net Loan Fee amortization	114	276	205
Accretion of interest income on CLO subordinated notes	2,492	2,864	2,925
Other interest income	42	50	69
Total interest income	7,586	8,863	9,968
Dividend income:
Cash dividends	885	31	11
PIK dividends	412	412	287
Total dividend income	1,297	443	298
Fee income:
Syndication fees	—	33	—
Prepayment and other fees	21	30	29
Total fee income	21	63	29
Total investment income	8,904	9,369	10,295
Total expenses, net of base management fee waiver	6,440	6,673	6,830
Net investment income	2,464	2,696	3,465
Net loss on investments	(13,922)	(13,532)	(10,752)
Loss on extinguishment of debt	(130)	(12)	—
Net decrease in net assets resulting from operations	$(11,588)	$(10,848)	$(7,287)

Investment Income

Comparison of the three months ended March 31, 2026 and December 31, 2025

For the three months ended March 31, 2026, total investment income decreased from $9.4 million in the prior quarter to $8.9 million, primarily due to a decrease in interest income, partially offset by an increase in non-recurring dividend income.

For the three months ended March 31, 2026, interest income decreased by $1.3 million compared to the prior quarter, primarily due to a smaller average debt investment portfolio, at cost, the impact of lower SOFR rates driven by the U.S. Federal Reserve rate cuts, and a decrease in the effective yields on our Structured Finance Securities.

For the three months ended March 31, 2026, dividend income increased by $0.9 million compared to the prior quarter, primarily due to a non-recurring cash dividend of $0.9 million from our common equity investment in Pfanstiehl Holdings, Inc.

Fee income is primarily comprised of unused fees, prepayment fees and syndication fees that generally result from periodic transactions rather than from holding portfolio investments, and are considered non-recurring. We receive syndication fees on investments where OFS Advisor sources, structures and arranges the lending group.

Comparison of the three months ended March 31, 2026 and 2025

Total investment income for the three months ended March 31, 2026 decreased $1.4 million compared to the corresponding period in the prior year, primarily due to a decrease in total interest income of $2.4 million, partially offset by an increase in total dividend income of $1.0 million.

Expenses

Operating expenses for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025 are presented below (in thousands):

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Interest expense	$3,889	$4,267	$3,858
Base management fee	1,435	1,331	1,549
Income Incentive Fee	408	—	330
Professional fees	363	396	436
Administration fee	326	394	394
Other expenses	239	285	263
Total expenses before base management fee waiver	6,660	6,673	6,830
Base management fee waiver	(220)	—	—
Total expenses, net of base management fee waiver	$6,440	$6,673	$6,830

Comparison of the three months ended March 31, 2026 and December 31, 2025

Interest expense for the three months ended March 31, 2026 decreased $0.4 million compared to the prior quarter, primarily due to a decrease of $24.5 million in our average outstanding debt balances compared to the prior quarter. During the quarter ended March 31, 2026, we fully repaid the remaining $16.0 million of Unsecured Notes Due February 2026 and reduced the aggregate outstanding balance of our revolving credit facilities by $2.0 million.

Income Incentive Fees for the three months ended March 31, 2026 increased $0.4 million compared to the prior quarter, primarily due to an increase in our net investment income return on net assets in the current quarter.

For the three months ended March 31, 2026, the base management fee waiver of $0.2 million was due to OFS Advisor agreeing to waive its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters.

Comparison of the three months ended March 31, 2026 and 2025

Total expenses, net of the base management fee waiver, for the three months ended March 31, 2026 decreased $0.4 million compared to the corresponding period in the prior year.

Base management fees, net of the fee waiver, for the three months ended March 31, 2026 decreased $0.3 million compared to the corresponding period in the prior year, primarily due to a decrease in our total investment portfolio, at fair value.

Net realized and unrealized gain (loss) on investments

Net loss on investments, inclusive of realized and unrealized gains (losses), and net of current and deferred income taxes, by investment type for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025 were as follows (in thousands):

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Debt investments	$(5,122)	$(3,123)	$(8,128)
Equity investments	1,888	(6,696)	(1,197)
Structured Finance Securities	(10,344)	(3,436)	(1,526)
Current/deferred income tax (expense) benefit	(344)	(276)	99
Total net loss on investments	$(13,922)	$(13,531)	$(10,752)

Net gain (loss) on investments for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025

Three months ended March 31, 2026

For the three months ended March 31, 2026, we recognized a net loss on investments of $13.9 million due to a net realized loss of $11.3 million and net unrealized depreciation, net of taxes, of $2.6 million. For the quarter ended March 31, 2026, our net realized and unrealized loss on investments of $13.9 million was primarily attributable to $10.3 million of net realized and unrealized losses on our Structured Finance Securities.

Three months ended December 31, 2025

For the three months ended December 31, 2025, our portfolio experienced net losses of $13.5 million, primarily due to net unrealized depreciation of $8.3 million on our current non-accrual debt investments and $3.4 million on our Structured Finance Securities.

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

Loss on Extinguishment of Debt

Three months ended March 31, 2026

During the three months ended March 31, 2026, we fully repaid and terminated the BNP Facility, and, as a result, we recognized a loss on extinguishment of debt of $0.1 million related to the acceleration of deferred financing costs.

During the three months ended March 31, 2026, we amended the Banc of California Credit Facility to, among other things, reduce the maximum facility amount from $25.0 million to $15.0 million, and, as a result, we recognized a loss on extinguishment of debt of $41,617 related to the acceleration of deferred financing costs.

Liquidity and Capital Resources

As of March 31, 2026, we held cash and cash equivalents of $3.3 million, which included $2.6 million held by OFSCC-FS. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the Natixis Facility. During the three months ended March 31, 2026, the Parent received $2.8 million in cash distributions from OFSCC-FS.

On February 18, 2026, OFSCC-FS entered into the Natixis Facility, which provides for borrowings in an aggregate principal amount up to $80.0 million. See “Borrowings—Natixis Facility” for additional information.

On February 18, 2026, in connection with the closing of the Natixis Facility, OFSCC-FS repaid in full all outstanding obligations due, and terminated all commitments, under the BNP Facility. All liens securing the BNP Facility were released upon such repayment.

As of March 31, 2026, we had an unused commitment of $6.3 million under our Banc of California Credit Facility, as well as an unused commitment of $35.3 million under our Natixis Facility, both of which are subject to borrowing base requirements and other covenants.

As of March 31, 2026, we had unfunded commitments of $7.8 million to fund outstanding commitments to portfolio companies.

As of March 31, 2026, the aggregate amount outstanding of the senior securities issued by us was $202.5 million, for which our asset coverage was 154%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

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

	Three Months Ended March 31,
	2026	2025
Cash from net investment income(1)	$847	$901
Net repayments and sales of portfolio investments(1)	20,924	1,940
Net cash provided by operating activities	21,771	2,841

Distributions paid to stockholders(2)	(2,278)	(4,555)
Net repayments under revolving lines of credit	(2,000)	(300)
Redemption of Unsecured Notes	(16,000)	—
Payment of deferred financing costs	(1,594)	—
Net cash used in financing activities	(21,872)	(4,855)
Net decrease in cash and cash equivalents	$(101)	$(2,014)

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

Net cash provided by operating activities

For the three months ended March 31, 2026, net cash from operating activities increased by $18.9 million compared to the three months ended March 31, 2025, primarily due to an increase of $19.0 million in net repayments and sales of portfolio investments, which were primarily used for the repayment of outstanding debt.

Net cash used in financing activities

For the three months ended March 31, 2026, net cash used in financing activities increased $17.0 million compared to the three months ended March 31, 2025, primarily due to the redemption of Unsecured Notes and net repayments on our revolving lines of credit, partially offset by a reduction in distributions paid to stockholders.

Borrowings

As of March 31, 2026, we had $202.5 million of outstanding debt with a weighted-average effective interest rate of 7.30%. As of March 31, 2026, approximately 96% of our outstanding debt matures in more than two years and 74% of our outstanding debt is unsecured.

Banc of California Credit Facility

We are party to the BLA with Banc of California, as lender, to provide us with a senior secured revolving credit facility, or the Banc of California Credit Facility, which is available for general corporate purposes including investment funding and is scheduled to mature on February 28, 2028. The Banc of California Credit Facility currently bears interest at a variable Prime Rate plus a 0.25% margin, with a 5.00% floor, and an annual commitment fee of 0.50% based on the maximum principal amount of the facility. As of March 31, 2026, the effective interest rate on the Banc of California Credit Facility was 7.89%. The maximum availability of the

Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance Securities, foreign loans, and non-performing loans, and as otherwise specified in the BLA. The Banc of California Credit Facility is guaranteed by OFSCC-MB and secured by all of our and OFSCC-MB’s current and future assets, excluding assets held by OFSCC-FS and our partnership interests in SBIC I LP.

On January 9, 2026, we amended the Banc of California Credit Facility to extend the maturity date from February 28, 2026 to February 28, 2028.

On March 27, 2026, we amended the Banc of California Credit Facility to, among other things: (i) reduce the minimum tangible net asset value covenant from $100.0 million to $75.0 million; (ii) reduce the covenant requiring minimum quarterly net investment income after management/incentive fees from $2.0 million to $1.0 million for each of the quarters ending March 31, 2026, June 30, 2026 and September 30, 2026, after which the minimum quarterly net investment income after management/incentive fees covenant shall return to $2.0 million; and (iii) decrease our maximum commitment amount from $25.0 million to $15.0 million.

The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees and a debt/worth ratio. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of March 31, 2026, we were in compliance in all material respects with the applicable covenants under the Banc of California Credit Facility.

As of March 31, 2026, we had outstanding debt of $8.8 million and an unused commitment of $6.3 million under the Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants.

Unsecured Notes

As of March 31, 2026 and December 31, 2025, we had $149.0 million and $165.0 million, respectively, in outstanding Unsecured Notes. The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all of our current and future unsecured indebtedness. Because the Unsecured Notes are not secured by any of our assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the Banc of California Credit Facility and Natixis Facility.

In order to, among other things, reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase the Unsecured Notes for cash in open market purchases and/or privately negotiated transactions. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity, prospects for future access to capital, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. During the three months ended March 31, 2026, no outstanding Unsecured Notes were repurchased.

Redemption of Unsecured Notes

On January 8, 2026, we issued notices to the holders of the Unsecured Notes Due February 2026 regarding the exercise of our option to redeem on February 9, 2026 $16.0 million, which was equal to the remainder of the outstanding Unsecured Notes Due February 2026, plus accrued interest of $0.4 million.

As of March 31, 2026, the Unsecured Notes had the following terms and balances (dollar amounts in thousands):

Unsecured Notes	Principal	Stated Interest Rate	Effective Interest Rate(1)	Optional Redemption Date	Maturity
Unsecured Notes Due July 2028	$69,000	7.50%	8.34%	July 31, 2026	July 31, 2028
Unsecured Notes Due October 2028	55,000	4.95	5.32	Callable	October 31, 2028
Unsecured Note Due August 2029	25,000	8.00	8.80	Callable	August 8, 2029
Total / Weighted-Average	$149,000	6.64%	7.30%

(1)
The effective interest rate on the Unsecured Notes includes deferred debt issuance cost amortization.

Natixis Facility

On February 18, 2026, OFSCC-FS entered into the Natixis Facility, which provides for borrowings in an aggregate principal amount up to $80.0 million. Borrowings under the Natixis Facility bear interest at a rate based on SOFR plus a margin of 2.35%. The Natixis Facility also includes a fee of 0.40% on the unused amount of the facility, as well as an arranger fee of 0.20% on the total commitment amount of the facility. The reinvestment period during which OFSCC-FS is permitted to borrow terminates on February 18, 2029, and the facility is scheduled to mature on February 18, 2031.

As of March 31, 2026, the Natixis Facility had outstanding debt of $44.7 million, the unused commitment under the Natixis Facility was $35.3 million, subject to a borrowing base and other covenants, and the stated interest rate on the Natixis Facility was 6.05%.

Borrowings under the Natixis Facility are secured by substantially all of the assets held by OFSCC-FS, which were $114.7 million at March 31, 2026. Our use of cash and cash equivalents held by OFSCC-FS is limited by the terms and conditions of the Natixis Facility, including but not limited to, the payment of interest expense and principal on the outstanding borrowings. As of March 31, 2026 and December 31, 2025, OFSCC-FS had cash and cash equivalents of $2.6 million and $2.4 million, respectively.

BNP Facility

On June 20, 2019, OFSCC-FS entered into the BNP Facility, which provided for borrowings in an aggregate principal amount up to $80.0 million during its reinvestment period. Borrowings under the BNP Facility bore interest at a variable rate of SOFR plus a variable margin (2.65% floor), which was determined on the basis of industry-recognized portfolio company metrics at the time of funding.

On February 18, 2026, in connection with the closing of the Natixis Facility, OFSCC-FS repaid in full all outstanding obligations due, and terminated all commitments, under the BNP Facility. All liens securing the BNP Facility were released upon such repayment.

The following table shows the scheduled maturities of the principal balances of our outstanding borrowings as of March 31, 2026 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Banc of California Credit Facility	$8,750	$—	$8,750	$—	$—
Natixis Facility	44,700	—	—	44,700	—
Unsecured Notes	149,000	—	124,000	25,000	—
Total	$202,450	$—	$132,750	$69,700	$—

Other Liquidity Matters

We expect to fund the growth of our investment portfolio utilizing our current borrowings, follow-on equity offerings, and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act. We cannot assure stockholders that our plans to raise capital will be successful or available to us on favorable terms, if at all. In addition, we intend to distribute to our stockholders substantially all of our taxable income in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments or make additional investments in our portfolio companies. The illiquidity of our portfolio investments, in particular, equity investments, may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value and incur a capital loss.

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have, and may continue to, make opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. Investments in Structured Finance Securities are generally made in non-U.S. entities and are not operating companies and, therefore, are generally deemed to be non-qualifying. As of March 31, 2026, approximately 83% of our investments were qualifying assets.

On May 3, 2018, our Board, including a required majority (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 3, 2019, our minimum required asset coverage ratio decreased from 200% to 150%. As of March 31, 2026, our asset coverage ratio of 154% exceeded the minimum asset coverage requirement of 150% under the 1940 Act.

On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ended May 22, 2020. On each of May 4, 2020, May 3, 2022 and April 30,

2024, our Board extended the Stock Repurchase Program for additional two-year periods. On April 28, 2026, our Board extended the Stock Repurchase Program for the two-year period ending on May 22, 2028. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2028, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchased in connection with the Stock Repurchase Program. During the three months ended March 31, 2026, we did not make any repurchases of common stock on the open market under the Stock Repurchase Program. As of March 31, 2026, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

As of March 31, 2026, we had $3.3 million of cash and cash equivalents, as well as unused commitments of $6.3 million under our Banc of California Credit Facility and $35.3 million under our Natixis Facility, respectively, to meet our short-term contractual obligations, subject to contractual requirements and regulatory asset coverage requirements. As of March 31, 2026, we had $7.8 million in unfunded commitments to fund portfolio investments that can be funded with our current cash or credit facilities.

Following the maturity extension of our Banc of California Credit Facility in January 2026, the final repayment of our 4.75% Unsecured Notes Due February 2026, and the execution of our Natixis Facility in February 2026, we do not have any debt maturities until February 2028.

Long-term contractual obligations, such as our Natixis Facility that matures in 2031 and had $44.7 million outstanding as of March 31, 2026, could be repaid by selling OFSCC-FS portfolio investments that have a fair value of $109.6 million as of March 31, 2026. A portion of the OFSCC-FS portfolio includes broadly syndicated loans in larger portfolio companies that generally can be sold over a relatively short period to generate cash. As of March 31, 2026, the broadly syndicated loan investments in the OFSCC-FS portfolio totaled $19.3 million at fair value. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.

As of March 31, 2026, we had $149.0 million of outstanding Unsecured Notes, of which $124.0 million matures 2028 and $25.0 million matures in 2029. The Unsecured Notes can be repaid by issuing additional senior securities to refinance the debt or by selling portfolio investments.

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

Recent Developments

Declaration of a Distribution

On April 28, 2026, our Board declared a distribution of $0.17 per share for the second quarter of 2026, payable on July 6, 2026 to stockholders of record as of June 19, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, activity in South America, interest rate and inflation rate changes, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, instability in the U.S. and international banking systems and the risk of recession or the impact of the prolonged shutdown of U.S. government services has introduced significant volatility in the financial markets, and the effects of this volatility has impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 3, 2026.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of most portfolio investments without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate significantly from period-to-period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the three months ended March 31, 2026 for more information relating to our investment valuation.

Interest Rate Risk

As of March 31, 2026, we held loans and mezzanine debt investments with an aggregate fair value of $153.4 million, or 94% of our total loan and mezzanine debt investments, at fair value, that bore interest at floating interest rates and contained interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. The aggregate 175 basis point reductions in the U.S. Federal Reserve target federal funds rate enacted from September 2024 through December 2025 has resulted in our variable rate debt investments generating less interest income. Changes in interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact our results of operations, cost of funding and the valuation of our investments. Additional reductions in interest rates would reduce our interest income, which could in turn decrease our net investment income if such decreases in base interest rates are not offset by other factors, such as increases in the spread over such base interest rates or decreases in our operating expenses.

As of March 31, 2026, our Unsecured Notes comprise 74% of our total outstanding debt. Our Unsecured Notes bear interest at fixed rates, which may result in net interest margin compression in a period of falling interest rates. As of March 31, 2026, our Banc of California Credit Facility and Natixis Facility had floating interest rate provisions based on the applicable reference rates.

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of March 31, 2026. As of March 31, 2026, 1-month and 3-month SOFR were 3.66% and 3.68%, respectively. Assuming that the interim and unaudited consolidated balance sheet as of March 31, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in interest rate indices (in thousands).

Basis point increase	Interest income	Interest expense	Net change
25	$410	$(126)	$284
50	835	(259)	576
75	1,261	(393)	868
100	1,687	(527)	1,160
125	2,113	(660)	1,453

Basis point decrease	Interest income	Interest expense	Net change
25	$(442)	$141	$(301)
50	(868)	275	(593)
75	(1,292)	409	(883)
100	(1,710)	542	(1,168)
125	(2,127)	676	(1,451)

Although we believe that the foregoing analysis is indicative of our net interest margin sensitivity to interest rate changes as of March 31, 2026, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of March 31, 2026. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Investing in our common stock may be speculative and involves a high degree of risk. In addition to the other information contained in this Quarterly Report on Form 10-Q, including our financial statements, and the related notes, schedules and exhibits, you should carefully consider the risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report on Form 10-K”), filed on March 3, 2026, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

On each of May 4, 2020, May 3, 2022 and April 30, 2024, our Board extended the Stock Repurchase Program for additional two-year periods. On April 28, 2026, the Board extended the Stock Repurchase Program for the two-year period ending May 22, 2028. Under the extended Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Company expects the Stock Repurchase Program to be in place through May 22, 2028, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company retires all shares of common stock that it purchases in connection with the Stock Repurchase Program. As of March 31, 2026, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.

During the three months ended March 31, 2026, the Company did not make any repurchases of its common stock on the open market under the Stock Repurchase Program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Price Range of Common Stock and Distributions

The Company’s common stock is traded on The Nasdaq Global Select Market under the symbol “OFS”. The following table lists the high and low intraday sale price for the Company’s common stock, NAV per share, and the cash distributions per share that were declared on its common stock for each fiscal quarter during the last two most recently completed fiscal years and each full fiscal quarter of the current fiscal year. The last reported sale price for our common stock on The Nasdaq Global Select Market on March 31, 2026 was $3.55 per share.

		Price Range		Premium	Premium	Cash
Period	NAV Per Share(1)	High	Low	(Discount) of High Sales Price to NAV	(Discount) of Low Sales Price to NAV	Distribution per Share
Fiscal 2026
First Quarter	$8.16	$5.28	$2.72	(35.3)%	(66.7)%	$0.17
Fiscal 2025
Fourth Quarter	$9.19	$7.81	$4.44	(15.0)%	(51.7)%	$0.17
Third Quarter	$10.17	$8.99	$7.58	(11.6)%	(25.5)%	$0.34
Second Quarter	$10.91	$9.52	$7.88	(12.7)%	(27.8)%	$0.34
First Quarter	$11.97	$9.80	$7.92	(18.1)%	(33.8)%	$0.34
Fiscal 2024
Fourth Quarter	$12.85	$8.98	$7.81	(30.1)%	(39.2)%	$0.34
Third Quarter	$11.29	$9.35	$7.75	(17.2)%	(31.4)%	$0.34
Second Quarter	$11.51	$10.14	$8.42	(11.9)%	(26.8)%	$0.34
First Quarter	$11.08	$12.07	$9.53	8.9%	(14.0)%	$0.34

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

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

		Form 8-K (814-00813)	February 20, 2026
10.2	Amendment Eight to the Business Loan Agreement between OFS Capital Corporation and Banc of California dated January 9, 2026	Form 8-K (814-00813)	January 9, 2026
10.3	Amendment Nine to the Business Loan Agreement between OFS Capital Corporation and Banc of California (formerly known as Pacific Western Bank) dated March 27, 2026	Form 8-K (814-00813)	March 27, 2026
14.1	Joint Code of Ethics of OFS Capital Corporation and OFS Advisor			*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act			*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document			*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents			*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			*

* Filed herewith

† Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2026	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Kyle Spina
	Name:	Kyle Spina
	Title:	Chief Financial Officer