Form 10-Q
period 2026-06-30
OFS Capital Corp
filed 2026-07-31
CIK 1487918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of July 27, 2026 was 13,398,078.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (unaudited)

(Dollar amounts in thousands, except per share data)

	June 30, 2026	December 31, 2025
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $247,171 and $300,748, respectively)	$181,930	$242,070
Affiliate investments (amortized cost of $28,666 and $27,652, respectively)	115,826	99,945
Total investments, at fair value (amortized cost of $275,837 and $328,400, respectively)	297,756	342,015
Cash and cash equivalents	3,982	3,359
Interest and dividends receivable	525	719
Receivable for investments sold	280	—
Prepaid expenses and other assets	1,921	613
Total assets	$304,464	$346,706

Liabilities
Revolving lines of credit	$36,800	$55,450
Unsecured Notes (net of deferred debt issuance costs of $2,308 and $2,812, respectively)	146,692	162,188
Interest payable	2,459	2,269
Distribution payable	2,277	—
Payable to adviser and affiliates (Note 3)	1,692	2,264
Other liabilities	1,932	1,347
Total liabilities	$191,852	$223,518

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,398,078 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	134	134
Paid-in capital in excess of par	174,195	174,195
Total accumulated losses	(61,717)	(51,141)
Total net assets	$112,612	$123,188

Total liabilities and net assets	$304,464	$346,706

Number of common shares outstanding	13,398,078	13,398,078
Net asset value per share	$8.41	$9.19

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income
Interest income:
Non-control/non-affiliate investments	$6,213	$9,621	$13,611	$19,201
Affiliate investments	—	—	13	—
Total interest income	6,213	9,621	13,624	19,201
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	85	398	172	786
Affiliate investments	514	297	1,014	584
Total payment-in-kind interest and dividend income	599	695	1,186	1,370
Dividend income:
Non-control/non-affiliate investments	11	10	22	21
Affiliate investments	—	—	874	—
Total dividend income	11	10	896	21
Fee income:
Non-control/non-affiliate investments	14	150	35	179
Total investment income	6,837	10,476	15,741	20,771
Expenses
Interest expense	3,734	3,842	7,623	7,700
Base management fee	1,340	1,479	2,775	3,028
Income Incentive Fee	—	821	408	1,151
Professional fees	345	403	708	839
Administration fee	367	382	693	776
Other expenses	246	266	485	529
Total expenses before base management fee waiver	6,032	7,193	12,692	14,023
Base management fee waiver (see Note 3)	(203)	—	(423)	—
Total expenses, net of base management fee waiver	5,829	7,193	12,269	14,023
Net investment income	1,008	3,283	3,472	6,748
Net realized and unrealized gain (loss) on investments
Net realized loss on non-control/non-affiliate investments	(6,018)	(4,191)	(17,319)	(6,778)
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	(2,848)	309	(6,563)	(7,611)
Net unrealized appreciation (depreciation) on affiliate investments	13,429	(9,179)	14,867	(9,523)
Deferred tax (expense) benefit on net unrealized appreciation (depreciation)	(4)	147	(348)	246
Net gain (loss) on investments	4,559	(12,914)	(9,363)	(23,666)
Loss on extinguishment of debt	—	—	(130)	—
Net increase (decrease) in net assets resulting from operations	$5,567	$(9,631)	$(6,021)	$(16,918)
Earnings (loss) per common share – basic and diluted	$0.42	$(0.72)	$(0.44)	$(1.26)
Basic and diluted weighted-average common shares outstanding	13,398,078	13,398,078	13,398,078	13,398,078

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Paid-in capital in excess of par	Total accumulated losses	Total net assets
Balances at December 31, 2024	—	$—	13,398,078	$134	$184,912	$(12,821)	$172,225
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	6,748	6,748
Net realized loss on investments, net of taxes	—	—	—	—	—	(6,778)	(6,778)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(16,888)	(16,888)
Distributions declared	—	—	—	—	—	(9,111)	(9,111)
Net decrease for the six month period ended June 30, 2025	—	—	—	—	—	(26,029)	(26,029)
Balances at June 30, 2025	—	$—	13,398,078	$134	$184,912	$(38,850)	$146,196

Balances at March 31, 2025	—	$—	13,398,078	$134	$184,912	$(24,663)	$160,383
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	3,283	3,283
Net realized loss on investments, net of taxes	—	—	—	—	—	(4,191)	(4,191)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(8,723)	(8,723)
Distribution declared	—	—	—	—	—	(4,556)	(4,556)
Net decrease for the three month period ended June 30, 2025	—	—	—	—	—	(14,187)	(14,187)
Balances at June 30, 2025	—	$—	13,398,078	$134	$184,912	$(38,850)	$146,196

Balances at December 31, 2025	—	$—	13,398,078	$134	$174,195	$(51,141)	$123,188
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	3,472	3,472
Net realized loss on investments, net of taxes	—	—	—	—	—	(17,319)	(17,319)
Net unrealized appreciation on investments, net of deferred taxes	—	—	—	—	—	7,956	7,956
Loss on extinguishment of debt	—	—	—	—	—	(130)	(130)
Distributions declared	—	—	—	—	—	(4,555)	(4,555)
Net decrease for the six month period ended June 30, 2026	—	—	—	—	—	(10,576)	(10,576)
Balances at June 30, 2026	—	$—	13,398,078	$134	$174,195	$(61,717)	$112,612

Balances at March 31, 2026	—	$—	13,398,078	$134	$174,195	$(65,007)	$109,322
Net increase in net assets resulting from operations:
Net investment income	—	—	—	—	—	1,008	1,008
Net realized loss on investments, net of taxes	—	—	—	—	—	(6,018)	(6,018)
Net unrealized appreciation on investments, net of taxes	—	—	—	—	—	10,577	10,577
Distribution declared	—	—	—	—	—	(2,277)	(2,277)
Net increase for the three month period ended June 30, 2026	—	—	—	—	—	3,290	3,290
Balances at June 30, 2026	—	$—	13,398,078	$134	$174,195	$(61,717)	$112,612

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(6,021)	$(16,918)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net realized loss on investments, net of taxes	17,319	6,778
Loss on extinguishment of debt	130	—
Net unrealized (appreciation) depreciation on investments, net of deferred taxes	(7,956)	16,888
Amortization of Net Loan Fees	(245)	(395)
Amendment fees received	42	58
Payment-in-kind interest and dividend income	(1,186)	(1,407)
Accretion of interest income on Structured Finance Securities	(4,533)	(5,844)
Amortization of deferred debt issuance costs	722	743
Purchase and origination of portfolio investments	(4,256)	(22,918)
Proceeds from principal payments on portfolio investments	9,955	8,165
Proceeds from sale or redemption of portfolio investments	30,512	18,413
Proceeds from distributions received from portfolio investments	4,859	6,934
Changes in operating assets and liabilities:
Interest and dividend receivable	194	458
Receivable for investments sold	(280)	9,247
Interest payable	190	(36)
Payable to adviser and affiliates	(572)	(286)
Payable for investments purchased	—	(1,802)
Other assets and liabilities	271	153
Net cash provided by operating activities	39,145	18,231

Cash flows from financing activities
Distributions paid to common stockholders	(2,278)	(9,111)
Borrowings under revolving lines of credit	75,200	15,250
Repayments under revolving lines of credit	(93,850)	(20,200)
Redemption of Unsecured Notes	(16,000)	—
Payment of deferred financing costs	(1,594)	—
Net cash used in financing activities	(38,522)	(14,061)
Net increase in cash and cash equivalents	623	4,170
Cash and cash equivalents
Beginning of period	3,359	6,068
End of period	$3,982	$10,238

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$6,711	$6,993

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)

June 30, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
24 Seven Holdco, LLC (15)	Temporary Help Services
First Lien Debt		10.88%	SOFR+	7.13%	1/28/2022	11/16/2027	$8,340	$8,325	$8,298	7.4%

AIDC IntermediateCo 2, LLC (15)	Computer Systems Design Services
First Lien Debt		9.14%	SOFR+	5.50%	7/22/2022	7/22/2027	1,930	1,920	1,918	1.7%
First Lien Debt		9.14%	SOFR+	5.50%	7/31/2023	7/22/2027	45	45	45	—%
							1,975	1,965	1,963	1.7%
Allen Media, LLC (15)	Cable and Other Subscription Programming
First Lien Debt		9.38%	SOFR+	5.50%	3/2/2021	2/10/2027	3,633	3,632	2,626	2.3%

Asurion, LLC (14) (15)	Communication Equipment Repair and Maintenance
First Lien Debt		7.91%	SOFR+	4.25%	10/28/2025	9/19/2030	494	493	490	0.4%

Avison Young Inc. (16)	Nonresidential Property Managers
First Lien Debt (11) (15)		12.26% PIK	SOFR+	8.50%	12/18/2025	12/12/2027	86	86	87	0.1%
First Lien Debt (11) (15)		5.15% cash / 5.96% PIK	SOFR+	7.35%	12/18/2025	12/12/2027	239	239	241	0.2%
First Lien Debt (11) (15)		11.43%	SOFR+	7.50%	11/25/2021	3/12/2029	1,662	1,662	1,535	1.4%
First Lien Debt (11) (15)		12.26% PIK	SOFR+	8.50%	12/18/2025	12/12/2027	35	35	37	—%
First Lien Debt (6) (10) (11) (15)		11.41%	SOFR+	7.50%	11/25/2021	3/12/2029	326	189	250	0.2%
Common Equity (1,185 Class B units) (10) (13) (15)					3/12/2024			1,400	—	—%
Preferred Equity (1,715 Class A units) 12.5% PIK (10) (13) (15)					3/12/2024			1,270	—	—%
							2,348	4,881	2,150	1.9%
BayMark Health Services, Inc. (6) (15)	Outpatient Mental Health and Substance Abuse Centers
Second Lien Debt		14.49%	SOFR+	10.50%	6/10/2021	6/11/2028	4,962	4,931	29	—%
Second Lien Debt		14.49%	SOFR+	10.50%	6/10/2021	6/11/2028	3,988	3,961	22	—%
							8,950	8,892	51	—%
Blackhawk Network Holdings, Inc. (14) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt		7.14%	SOFR+	3.50%	3/25/2026	3/12/2029	498	493	496	0.4%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

June 30, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Boca Home Care Holdings, Inc. (20)	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		10.41%	SOFR+	6.50%	2/25/2022	2/25/2029	8,873	8,831	8,876	7.9%
First Lien Debt (Revolver) (5)		10.41%	SOFR+	6.50%	2/25/2022	2/25/2029	226	224	226	0.2%
Common Equity (1,290 Class A units) (10) (13)					2/25/2022			1,290	734	0.7%
Preferred Equity (3,446 Class A Units), 12% cash / 2% PIK					3/3/2023			345	368	0.3%
							9,099	10,690	10,204	9.1%
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt (15)		10.63%	SOFR+	6.75%	11/3/2023	12/30/2027	3,117	3,082	2,958	2.6%
First Lien Debt (Revolver) (5)		12.50%	Prime+	5.75%	11/3/2023	12/30/2027	218	214	203	0.2%
							3,335	3,296	3,161	2.8%
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)					3/27/2020			703	18	—%

ESP Associates, Inc.	Other Heavy and Civil Engineering Construction
First Lien Debt (15)		8.98%	SOFR+	5.25%	4/14/2026	4/14/2031	350	347	347	0.3%
First Lien Debt (5) (15)		8.97%	SOFR+	5.25%	4/14/2026	4/14/2031	107	106	106	0.1%
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	5.25%	4/14/2026	4/14/2031	—	—	—	—%
							457	453	453	0.4%
Excelin Home Health, LLC (6)	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026	7,778	6,765	1,983	1.8%

Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets) (14) (15)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		10.58%	SOFR+	6.75%	7/20/2022	8/1/2029	8,862	8,738	5,690	5.1%

Honor HN Buyer Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		9.63%	SOFR+	5.75%	10/15/2021	10/15/2027	987	983	987	0.9%
First Lien Debt (15)		9.63%	SOFR+	5.75%	10/15/2021	10/15/2027	624	612	624	0.6%
First Lien Debt (15)		9.63%	SOFR+	5.75%	3/31/2023	10/15/2027	694	679	694	0.6%
First Lien Debt (Delayed Draw) (5) (15)		9.63%	SOFR+	5.75%	10/15/2024	10/15/2027	127	123	127	0.1%
First Lien Debt (Revolver) (5)		n/m (18)	Prime+	4.75%	10/15/2021	10/15/2027	—	(1)	—	—%
							2,432	2,396	2,432	2.2%
I Love Produce, LLC	Spice and Extract Manufacturing
First Lien Debt (15)		9.83%	SOFR+	6.00%	3/24/2026	3/24/2031	308	302	300	0.3%
First Lien Debt (Delayed Draw) (5) (15)		n/m (18)	SOFR+	6.00%	3/24/2026	3/24/2031	—	(1)	(4)	—%
First Lien Debt (Revolver) (5)		9.83%	SOFR+	6.00%	3/24/2026	3/24/2031	4	4	3	—%
							312	305	299	0.3%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

June 30, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		10.56%	SOFR+	6.75%	1/27/2022	3/2/2029	2,683	2,683	1,910	1.7%

Inergex Holdings, LLC (8) (20)	Other Computer Related Services
First Lien Debt (11)		12.88%	SOFR+	7.00%	10/1/2018	10/1/2026	14,532	14,514	14,532	12.9%
First Lien Debt (Revolver) (11)		12.88%	SOFR+	7.00%	10/1/2018	10/1/2026	2,813	2,813	2,813	2.5%
							17,345	17,327	17,345	15.4%
Integrated Energy Services, LLC	Computer Systems Design Services
First Lien Debt (15)		9.23%	SOFR+	5.50%	12/18/2025	12/19/2030	522	514	510	0.5%
First Lien Debt (Delayed Draw) (5)		n/m (18)	SOFR+	5.50%	12/18/2025	12/19/2030	—	(2)	(7)	—%
First Lien Debt (Revolver) (5)		9.17%	SOFR+	5.50%	12/18/2025	12/19/2030	45	43	42	—%
							567	555	545	0.5%
JP Intermediate B, LLC	Drugs and Druggists' Sundries Merchant Wholesalers
First Lien Debt		10.73%	SOFR+	7.00%	10/2/2025	9/30/2030	333	333	333	0.3%
First Lien Debt (6) (11) (15)		9.23%	SOFR+	5.50%	1/14/2021	3/31/2031	1,499	1,499	980	0.9%
Common Equity (12,663 Units) (10) (15)					9/30/2025			2,992	—	—%
							1,832	4,824	1,313	1.2%

Kreg LLC (8)	Other Ambulatory Health Care Services
First Lien Debt (11) (15)		10.13% cash / 0.50% PIK	SOFR+	6.25%	12/20/2021	12/20/2026	16,886	16,875	16,683	14.8%
First Lien Debt (Revolver)		10.13%	SOFR+	6.25%	12/20/2021	12/20/2026	1,337	1,336	1,321	1.2%
							18,223	18,211	18,004	16.0%
M2S Group Intermediate Holdings Inc. (14) (15)	Plastics Packaging Film and Sheet (including Laminated) Manufacturing
First Lien Debt		8.41%	SOFR+	4.75%	10/28/2025	8/25/2031	452	447	449	0.4%

Medrina LLC	All Other Outpatient Care Centers
First Lien Debt (15)		9.66%	SOFR+	6.00%	10/20/2023	10/20/2029	2,178	2,148	2,178	1.9%
First Lien Debt (15)		9.63%	SOFR+	6.00%	10/20/2023	10/20/2029	366	362	366	0.3%
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(4)	—	—%
							2,544	2,506	2,544	2.2%
Metasource, LLC (15)	All Other Business Support Services
First Lien Debt		10.24% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	2,720	2,705	2,676	2.4%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

June 30, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
MP Design, LLC	Architectural Services
First Lien Debt (15)		8.98%	SOFR+	5.25%	6/9/2026	6/9/2031	1,100	1,084	1,084	1.0%
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	5.25%	6/9/2026	6/9/2031	—	(4)	(4)	—%
							1,100	1,080	1,080	1.0%
One GI LLC (6)	Offices of Other Holding Companies
First Lien Debt (11) (15)		10.48% PIK	SOFR+	6.75%	12/13/2021	8/31/2026	7,582	7,261	6,005	5.3%
First Lien Debt (11) (15)		10.48% PIK	SOFR+	6.75%	12/13/2021	8/31/2026	3,996	3,827	3,165	2.8%
First Lien Debt (Revolver) (11)		10.48% PIK	SOFR+	6.75%	12/13/2021	8/31/2026	1,508	1,444	1,194	1.1%
							13,086	12,532	10,364	9.2%
Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6)	Software Publishers
First Lien Debt		6.50%	N/A		3/13/2018	12/31/2027	16,648	14,113	7,758	6.9%

PM Acquisition LLC	All Other General Merchandise Stores
Common Equity (499 units)					9/30/2017			231	1,335	1.2%

PSB Group, LLC (20)	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)
First Lien Debt (15)		10.39%	SOFR+	6.75%	4/17/2025	4/17/2030	7,842	7,812	7,803	6.9%
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.75%	4/17/2025	4/17/2030	—	(4)	(4)	—%
							7,842	7,808	7,799	6.9%
Redstone Holdco 2 LP (F/K/A RSA Security) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt		8.41%	SOFR+	4.75%	4/16/2021	12/31/2030	223	220	219	0.2%
First Lien Debt		9.16%	SOFR+	5.50%	1/30/2026	12/31/2030	857	847	811	0.7%
							1,080	1,067	1,030	0.9%
RideNow Group, Inc. (F/K/A. RumbleOn, Inc.) (15) (16)	Other Industrial Machinery Manufacturing
First Lien Debt (11)		10.68% cash / 1.00% PIK	SOFR+	7.75%	8/31/2021	9/30/2027	2,396	2,380	2,396	2.1%
First Lien Debt (11)		10.68% cash / 1.00% PIK	SOFR+	7.75%	8/31/2021	9/30/2027	723	718	723	0.6%
Warrants (warrants to purchase up to $73 in common stock) (10)					8/31/2021	8/10/2030 (12)		200	100	0.1%
							3,119	3,298	3,219	2.8%
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018			—	1,848	1.6%

Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (1,603 Series B units)					9/4/2020			160	1	—%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

June 30, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
First Lien Debt		7.26%	SOFR+	3.50%	3/25/2021	4/3/2028	1,510	1,506	607	0.5%

SS Acquisition, LLC (8) (20)	Sports and Recreation Instruction
First Lien Debt (15)		9.48%	SOFR+	5.75%	12/20/2024	12/20/2029	16,710	16,652	16,877	15.0%
First Lien Debt (Revolver) (5)		9.48%	SOFR+	5.75%	12/20/2024	12/20/2029	500	494	500	0.4%
							17,210	17,146	17,377	15.4%
Staples, Inc. (14) (15)	Business to Business Electronic Markets
First Lien Debt		9.41%	SOFR+	5.75%	5/23/2024	9/4/2029	526	514	490	0.4%

TalentSmart Holdings, LLC (10) (13) (20)	Professional and Management Development Training
Common Equity (670 Class A shares)					10/11/2019			670	640	0.6%

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt (15)		9.74% cash / 1.25% PIK	SOFR+	6.00%	10/14/2021	10/14/2027	14,534	14,494	8,837	8.0%
First Lien Debt (Revolver) (5)		9.74%	SOFR+	6.00%	10/14/2021	10/14/2027	978	976	373	0.3%
							15,512	15,470	9,210	8.3%

Total Debt and Equity Investments - Non- control/Non-affiliate Investments							$182,512	$186,880	$147,858	131.3%

Structured Finance Securities (16)

Apex Credit CLO 2020 Ltd. (7) (9)
Subordinated Notes		5.31%	N/A		11/16/2020	4/20/2035	$11,080	$9,164	$3,515	3.1%

Apex Credit CLO 2021 Ltd. (4) (7) (9)
Subordinated Notes		0.00%	N/A		5/28/2021	7/18/2034	8,630	4,926	1,139	1.0%

Apex Credit CLO 2022-1 Ltd. (7) (9)
Subordinated Notes		13.93%	N/A		4/28/2022	10/22/2038	17,074	10,287	5,047	4.5%

BlueMountain CLO XXXV Ltd. (7) (9)
Subordinated Notes		13.63%	N/A		10/30/2024	10/22/2037	7,800	5,980	3,599	3.2%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

June 30, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Brightwood Capital MM CLO 2023-1, Ltd. (7) (9)
Subordinated Notes		30.82%	N/A		9/28/2023	10/15/2035	5,494	4,253	4,405	3.9%

Canyon CLO 2019-1, Ltd. (7) (9)
Subordinated Notes		13.85%	N/A		8/22/2024	7/15/2037	18,453	9,775	6,482	5.8%

ICG US CLO 2021-3, Ltd. (7) (9)
Subordinated Notes		18.31%	N/A		8/8/2024	10/20/2034	16,750	7,651	5,456	4.8%

LCM 42 Ltd.(7) (9)
Subordinated Notes		17.17%	N/A		12/19/2024	1/15/2038	3,500	2,980	2,312	2.1%

Trinitas CLO VIII, Ltd. (4) (7) (9) (10)
Subordinated Notes		0.00%	N/A		3/4/2021	7/20/2117	5,200	2,307	—	—%

Venture 45 CLO, Limited
Mezzanine Debt - Class E		11.38%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,968	2,117	1.9%

Total Structured Finance Securities							$96,981	$60,291	$34,072	30.3%

Total Non-control/Non-affiliate Investments							$279,493	$247,171	$181,930	161.6%

Affiliate Investments
Contract Datascan Holdings, Inc. (19)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (2750 Series C shares), 14% PIK					8/21/2025			$3,083	$3,078	2.7%
Preferred Equity (3,061 Series A shares), 10% PIK					8/5/2015			10,256	9,127	8.1%
Common Equity (11,273 shares) (10)					6/28/2016			104	—	—%
Warrants (warrants to purchase 224 Series A preferred equity shares) (10)					8/21/2025	8/20/2035 (12)		—	—	—%
Warrants (warrants to purchase 1,946 shares of common equity) (10)					8/21/2025	8/20/2035 (12)		—	—	—%
								13,443	12,205	10.8%
DRS Imaging Services, LLC (10) (13) (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)					3/8/2018			1,135	3,583	3.2%

Pfanstiehl Holdings, Inc. (8) (20)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)					1/1/2014			217	94,550	84.0%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

June 30, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

SSJA Bariatric Management LLC (20)	Offices of Physicians and Mental Health Specialists
First Lien Debt (5)		9.06%	SOFR+	5.25%	10/31/2025	10/31/2028	233	233	233	0.2%
First Lien Debt (15)		9.07% PIK	SOFR+	5.25%	12/31/2020	10/31/2028	3,981	3,981	3,981	3.5%
Common Equity (52,763 Class A units) (10) (13) (15)					10/31/2025			9,657	1,274	1.1%
							4,214	13,871	5,488	4.8%

Total Affiliate Investments							$4,214	$28,666	$115,826	102.8%

Total Investments							$283,707	$275,837	$297,756	264.4%

Cash Equivalents (17)

First American Treasury Obligations Fund Class Z		3.55%	N/A				$371	$371	$371	0.3%

Morgan Stanley Institutional Liquidity Funds - Government Portfolio Advisory Class		3.30%	N/A				996	996	996	0.9%

Total Cash Equivalents							$1,367	$1,367	$1,367	1.2%

Total Investments and Cash Equivalents							$285,074	$277,204	$299,123	265.6%

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)
As of June 30, 2026, the Company held loans and mezzanine debt investments with an aggregate fair value of $139,404 of the total loan portfolio, that bore interest at a variable rate indexed to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect as of June 30, 2026. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(3)
Unless otherwise noted in footnote 14, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.
(4)
As of June 30, 2026, the effective accretable yield was estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security’s anticipated optional redemption, was less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions were recognized as reductions to amortized cost until such time, if and when occurring, a future aggregate amount of then-projected distributions exceeds the security’s then-current amortized cost.
(5)
Subject to unfunded commitments. The Company considers undrawn amounts in the determination of fair value on revolving lines of credit and delayed draw term loans. See Note 6.
(6)
Investment was on non-accrual status as of June 30, 2026. See Note 4 for further details.
(7)
Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated note investments. CLO subordinated note positions are entitled to recurring distributions, which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.
(8)
Portfolio company represents greater than 5% of total assets as of June 30, 2026.
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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

June 30, 2026

(Dollar amounts in thousands)

(11)
The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of June 30, 2026:

Portfolio Company	Investment Type	Maximum PIK Rate Allowed	Range of PIK Option	Range of Cash Option
Avison Young Inc.	First Lien Debt	12.26%	0% to 12.26%	0% to 12.26%
Avison Young Inc.	First Lien Debt	5.96%	0% to 5.96%	5.15% to 11.11%
Avison Young Inc.	First Lien Debt	11.43%	0% to 11.43%	0% to 11.43%
Avison Young Inc.	First Lien Debt	11.41%	0% to 11.41%	0% to 11.41%
Avison Young Inc.	First Lien Debt	12.26%	0% to 12.26%	0% to 12.26%
Inergex Holdings, LLC	First Lien Debt	2.00%	0% to 2.00%	10.88% to 12.88%
Inergex Holdings, LLC	First Lien Debt (Revolver)	2.00%	0% to 2.00%	10.88% to 12.88%
JP Intermediate B, LLC	First Lien Debt	4.00%	0% to 4.00%	5.23% to 9.23%
Kreg, LLC	First Lien Debt	0.50%	0% to 0.50%	10.13% to 10.63%
One GI LLC	First Lien Debt	10.48%	0% to 10.48%	0% to 10.48%
One GI LLC	First Lien Debt	10.48%	0% to 10.48%	0% to 10.48%
One GI LLC	First Lien Debt (Revolver)	10.48%	0% to 10.48%	0% to 10.48%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.00%	0% to 1.00%	10.68% to 11.68%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.)	First Lien Debt	1.00%	0% to 1.00%	10.68% to 11.68%
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
(16)
Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company’s assets immediately following the acquisition of any additional non-qualifying assets. As of June 30, 2026, approximately 87% of the Company's assets were qualifying assets.
(17)
Represents cash equivalents held in a money market fund as of June 30, 2026. The Company also had cash deposits of $2,615 as of June 30, 2026.
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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (continued)

December 31, 2025

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Metasource, LLC (15)	All Other Business Support Services
First Lien Debt		10.18% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	2,727	2,708	2,645	2.1%

One GI LLC	Offices of Other Holding Companies
First Lien Debt (15)		10.57%	SOFR+	6.75%	12/13/2021	12/22/2025 (22)	7,280	7,280	6,618	5.4%
First Lien Debt (15)		10.57%	SOFR+	6.75%	12/13/2021	12/22/2025 (22)	3,837	3,837	3,488	2.8%
First Lien Debt (Revolver)		10.57%	SOFR+	6.75%	12/13/2021	12/22/2025 (22)	1,444	1,444	1,313	1.1%
							12,561	12,561	11,419	9.3%
Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6)	Software Publishers
First Lien Debt		6.50%	N/A		3/13/2018	12/31/2027	16,648	14,113	7,242	5.9%

PM Acquisition LLC	All Other General Merchandise Stores
Common Equity (499 units)					9/30/2017			231	1,181	1.0%

PSB Group, LLC (19)	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)
First Lien Debt (15)		10.47%	SOFR+	6.75%	4/17/2025	4/17/2030	7,882	7,848	7,879	6.4%
First Lien Debt (Revolver) (5)		10.47%	SOFR+	6.75%	4/17/2025	4/17/2030	406	401	405	0.3%
							8,288	8,249	8,284	6.7%
Redstone Holdco 2 LP (F/K/A RSA Security) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt		8.85%	SOFR+	4.75%	4/16/2021	4/27/2028	1,715	1,711	1,289	1.0%

RideNow Group, Inc. (F/K/A RumbleOn, Inc.) (8) (15)	Other Industrial Machinery Manufacturing
First Lien Debt (11)		10.85% cash / 1.00% PIK	SOFR+	7.75%	8/31/2021	9/30/2027	2,384	2,362	2,299	1.9%
First Lien Debt (11)		10.85% cash / 1.00% PIK	SOFR+	7.75%	8/31/2021	9/30/2027	720	714	694	0.6%
Warrants (warrants to purchase up to $73,000 in common stock) (10)					8/31/2021	8/10/2030 (12)		200	68	0.1%
							3,104	3,276	3,061	2.6%
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018			—	1,462	1.2%

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (continued)

December 31, 2025

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Apex Credit CLO 2022-1 Ltd. (9) (16)
Subordinated Notes		20.68%	N/A		4/28/2022	10/22/2038	17,074	9,807	7,929	6.4%

Battalion CLO XI Ltd.
Mezzanine Debt - Class E		10.98%	SOFR+	6.85%	4/25/2022	4/24/2034	6,000	6,000	5,466	4.4%

BlueMountain CLO XXXV Ltd. (9) (16)
Subordinated Notes		16.45%	N/A		10/30/2024	10/22/2037	7,800	5,954	4,644	3.8%

Brightwood Capital MM CLO 2023-1, Ltd. (9) (16)
Subordinated Notes		24.50%	N/A		9/28/2023	10/15/2035	5,494	4,273	4,493	3.6%

Canyon CLO 2019-1, Ltd. (9) (16)
Subordinated Notes		21.30%	N/A		8/22/2024	7/15/2037	18,453	9,581	8,539	6.9%

CBAMR 2017-1, Ltd. (9) (16)
Subordinated Notes		21.02%	N/A		8/12/2025	1/20/2038	5,100	1,880	1,647	1.3%

ICG US CLO 2021-3, Ltd. (9) (16)
Subordinated Notes		26.57%	N/A		8/8/2024	10/20/2034	16,750	7,942	7,289	5.9%

LCM 42 Ltd. (9) (16)
Subordinated Notes		18.54%	N/A		12/19/2024	1/15/2038	3,500	3,048	2,727	2.2%

Madison Park Funding XXIX, Ltd. (9) (16)
Subordinated Notes		17.42%	N/A		12/22/2020	3/25/2038	10,971	5,223	3,697	3.0%

Trinitas CLO VIII, Ltd. (4) (9) (10) (16)
Subordinated Notes		0.00%	N/A		3/4/2021	7/20/2117	5,200	2,318	163	0.1%

Venture 45 CLO, Limited
Mezzanine Debt - Class E		11.58%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,963	2,607	2.1%

Voya CLO 2024-7, Ltd. (9) (16)
Subordinated Notes		16.31%	N/A		1/7/2025	1/20/2038	4,275	3,886	3,581	2.9%

Total Structured Finance Securities							$123,327	$77,633	$61,605	49.8%

Total Non-control/Non-affiliate Investments							$339,397	$300,748	$242,070	196.5%

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (continued)

December 31, 2025

(Dollar amounts in thousands)

(22)
These investments became contractually due on December 22, 2025. The lending group has entered into a forbearance agreement extending the maturity date of the investments to August 31, 2026.
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

The Company had the following cash and cash equivalents as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Cash	$2,615	$3,050
Cash equivalents	1,367	309
Total cash and cash equivalents	$3,982	$3,359

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

On April 17, 2026 and June 23, 2026, OFS Advisor agreed to waive a portion of its base management fee for the quarters ended March 31, 2026 and June 30, 2026, respectively, attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. Prior to January 1, 2026, OFS Advisor had contractually agreed to reduce its base management fee for the entire year at the beginning of the year. As of June 30, 2026, there is no active ongoing fee waiver or reduction agreement in place with OFS Advisor for the remainder of 2026.

For the year ended December 31, 2025, OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters.

OFS Advisor is not entitled to recoup the amount of the base management fee waived or reduced with respect to the OFSCC-FS Assets. The fee waivers and reductions were provided at OFS Advisor’s discretion; there can be no assurance that similar fee waivers or reductions will be provided in future periods.

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

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses, losses on extinguishment of debt, income taxes from realized capital gains and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gains Fee. Since inception through June 30, 2026, the Company has not made a Capital Gains Fee payment.

The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). As of June 30, 2026 and December 31, 2025, there were no accrued Capital Gains Fees.

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

Equity Ownership: As of June 30, 2026, affiliates of OFS Advisor held approximately 3,030,006 shares of common stock, which is approximately 22.6% of the Company’s outstanding shares of common stock.

Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three and six months ended June 30, 2026 and 2025 are presented below:

	Three months ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Base management fee(1)	$1,340	$1,479	$2,775	$3,028
Base management fee waiver	(203)	—	(423)	—
Income Incentive Fee	—	821	408	1,151
Administration fee	367	382	693	776
Distributions declared to affiliates	515	1,029	1,030	2,058

(1) For the three and six months ended June 30, 2025, the Company’s base management fee on OFSCC-FS Assets was reduced by $256 and $523, respectively, pursuant to the fee reduction provided by OFS Advisor on such assets for the year ended December 31, 2025. The base management fee for the three and six months ended June 30, 2025 is presented net of this fee reduction.

Note 4. Investments

As of June 30, 2026, the Company had loans to 33 portfolio companies, of which approximately 97% were first lien debt investments and 3% were second lien debt investments, at fair value. The Company also had equity investments in 13 portfolio companies and 10 investments in Structured Finance Securities. As of June 30, 2026, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$163,493	59.3%	145.2%	$143,084	48.1%	127.0%
Second lien debt investments	18,340	6.6%	16.3%	3,944	1.3%	3.5%
Preferred equity	15,114	5.5%	13.4%	12,574	4.2%	11.2%
Common equity, warrants and other(2)	18,599	6.7%	16.5%	104,082	35.0%	92.4%
Total debt and equity investments	$215,546	78.1%	191.4%	$263,684	88.6%	234.1%
Structured Finance Securities	60,291	21.9%	53.5%	34,072	11.4%	30.3%
Total investments	$275,837	100.0%	244.9%	$297,756	100.0%	264.4%

(1)
Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $123,413 and $106,393, respectively. Unitranche loans generally provide leverage levels comparable to a combination of first lien and second lien or subordinated loans. Investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal and interest. Includes secondary priority debt investments governed under a first lien credit agreement.
(2)
Includes the Company’s investment in Pfanstiehl Holdings, Inc. See “Note 4—Portfolio Concentration” for additional information.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

Geographic composition is determined by the location of the corporate headquarters of the portfolio company. All international investments are denominated in U.S. dollars. As of June 30, 2026 and December 31, 2025, the Company’s investment portfolio was domiciled as follows:

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States	$210,665	$261,534	$245,902	$278,274
Canada(1)	4,881	2,150	4,865	2,136
Cayman Islands(1)(2)	56,038	29,667	73,360	57,112
Jersey(1)(2)	4,253	4,405	4,273	4,493
Total investments	$275,837	$297,756	$328,400	$342,015

(1)
Represents non-qualifying assets under Section 55(a) of the 1940 Act.
(2)
Investments domiciled in the Cayman Islands and Jersey represent certain Structured Finance Securities held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States.

As of June 30, 2026, the industry composition of the Company’s investment portfolio was as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$11,190	4.1%	9.9%	$10,975	3.7%	9.7%
Construction	1,959	0.7%	1.7%	1,060	0.4%	0.9%
Education Services	17,816	6.4%	15.8%	18,017	6.1%	16.0%
Finance and Insurance	3,296	1.2%	2.9%	3,161	1.1%	2.8%
Health Care and Social Assistance	63,331	22.9%	56.3%	40,706	13.6%	36.1%
Information	18,880	6.8%	16.9%	15,815	5.2%	14.1%
Management of Companies and Enterprises	12,532	4.5%	11.1%	10,364	3.5%	9.2%
Manufacturing	19,737	7.2%	17.5%	107,727	36.2%	95.7%
Other Services (except Public Administration)	493	0.2%	0.4%	490	0.2%	0.4%
Professional, Scientific, and Technical Services	20,927	7.6%	18.6%	20,933	7.0%	18.6%
Public Administration	703	0.3%	0.6%	18	0.0%	0.0%
Real Estate and Rental and Leasing	26,132	9.5%	23.2%	22,154	7.4%	19.7%
Retail Trade	8,969	3.3%	8.0%	7,025	2.4%	6.2%
Wholesale Trade	9,581	3.4%	8.5%	5,239	1.8%	4.7%
Total debt and equity investments	$215,546	78.1%	191.4%	$263,684	88.6%	234.1%
Structured Finance Securities	60,291	21.9%	53.5%	34,072	11.4%	30.3%
Total investments	$275,837	100.0%	244.9%	$297,756	100.0%	264.4%

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

Non-Accrual Loans: Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. PIK income that has been contractually capitalized to the principal balance of the investment prior to the non-accrual designation date is not reserved against interest or dividend income, but rather is assessed through the valuation of the investment with corresponding adjustments to unrealized appreciation/depreciation, as applicable. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments or until a restructuring occurs and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment. For the three months ended June 30, 2026, loans to a portfolio company with an aggregate amortized cost and fair value of $12,532 and $10,364, respectively, were placed on non-accrual status. The aggregate amortized cost and fair value of loans on non-accrual status as of June 30, 2026 was $43,990 and $21,386, respectively, and as of December 31, 2025 was $36,567 and $14,400, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

Portfolio Concentration: The following table presents the Company’s portfolio companies based on fair value that comprise greater than 10% of the Company’s total net assets as of June 30, 2026:

					Percentage of Total
Portfolio Company	Investment Type	Industry	Amortized Cost	Fair Value	Fair Value	Net Assets
Pfanstiehl Holdings, Inc.	Common Equity	Manufacturing	$217	$94,550	31.8%	84.0%
Kreg LLC	First Lien Debt	Health Care and Social Assistance	18,211	18,004	6.0	16.0
SS Acquisition, LLC(1)	First Lien Debt	Education Services	17,146	17,377	5.8	15.4
Inergex Holdings, LLC	First Lien Debt	Professional, Scientific, and Technical Services	17,327	17,345	5.8	15.4
Contract Datascan Holdings, Inc.	Preferred and Common Equity	Real Estate and Rental and Leasing	13,443	12,205	4.1	10.8
Total			$66,344	$159,481	53.5%	141.6%

(1)
As of June 30, 2026, the Company had an outstanding commitment of $1,286 to fund the portfolio company’s undrawn revolver facility.

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

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Transfers from Level 2 to Level 3	$—	$—	$—	$—
Transfers from Level 3 to Level 2	—	3,606	—	3,606

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

The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

Security	Level 1	Level 2	Level 3	Fair Value as of June 30, 2026
Debt investments	$—	$8,222	$138,806	$147,028
Equity investments	—	—	116,656	116,656
Structured Finance Securities	—	—	34,072	34,072
	$—	$8,222	$289,534	$297,756

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2025
Debt investments	$—	$14,809	$165,005	$179,814
Equity investments	—	—	100,596	100,596
Structured Finance Securities	—	—	61,605	61,605
	$—	$14,809	$327,206	$342,015

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

The following tables provides the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of June 30, 2026 and December 31, 2025. The Company may make changes to the valuation techniques, among techniques otherwise commonly utilized in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets. The tables are not intended to be all-inclusive and only present the most significant unobservable input(s) relevant to the valuation designee’s determination of fair value.

	Fair Value at June 30, 2026	Valuation technique	Unobservable inputs	Range (Weighted average)(1)
Debt investments:
First lien	$71,925	Discounted cash flow	Discount rates	8.97% - 42.50% (13.08%)
	35,978	Market approach	EBITDA multiples	3.00x - 9.23x (6.44x)
	250	Market approach	Revenue multiples	0.50x - 0.50x (0.50x)
	26,709	Market approach	Transaction Price
Second lien	1,910	Discounted cash flow	Discount rates	28.97% - 28.97% (28.97%)
	51	Market approach	EBITDA multiples	6.25x - 6.25x (6.25x)
	1,983	Market approach	Revenue multiples	0.93x - 0.93x (0.93x)

Structured Finance Securities(2):
Subordinated notes	31,955	Discounted cash flow	Discount rates	17.50% - 65.00% (30.51%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)
Mezzanine debt	2,117	Discounted cash flow	Discount margin	15.50% - 15.50% (15.50%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	12,574	Market approach	EBITDA multiples	7.25x - 8.25x (8.22x)
	—	Market Approach	Revenue multiples	0.50x - 0.50x (0.50x)
Common equity, warrants and other	104,082	Market approach	EBITDA multiples	5.00x - 13.75x (11.98x)
	—	Market Approach	Revenue multiples	0.50x - 0.50x (0.50x)
	$289,534

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2025	$155,596	$9,409	$12,567	$88,029	$61,605	$327,206
Net realized loss on investments	(1,032)	(4,356)	(9)	(4,722)	(6,053)	(16,172)
Net unrealized appreciation (depreciation) on investments	(1,730)	1,119	(819)	20,775	(10,192)	9,153
Amortization of Net Loan Fees	204	—	—	—	5	209
Accretion of interest income on Structured Finance Securities	—	—	—	—	4,533	4,533
Capitalized PIK interest and dividends	351	—	835	—	—	1,186
Amendment fees received	(42)	—	—	—	—	(42)
Purchase and origination of portfolio investments	3,759	—	—	—	—	3,759
Proceeds from principal payments on portfolio investments	(7,602)	(2,228)	—	—	—	(9,830)
Sale and redemption of portfolio investments	(14,642)	—	—	—	(10,967)	(25,609)
Proceeds from distributions received from portfolio investments	—	—	—	—	(4,859)	(4,859)
Level 3 assets, June 30, 2026	$134,862	$3,944	$12,574	$104,082	$34,072	$289,534

	Six Months Ended June 30, 2025
	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2024	$168,037	$34,331	$12,248	$96,337	$76,875	$387,828
Net realized loss on investments	(26)	—	—	—	(5,730)	(5,756)
Net unrealized appreciation (depreciation) on investments	(5,779)	(3,680)	(2,757)	(7,559)	2,462	(17,313)
Amortization of Net Loan Fees	226	56	—	—	65	347
Accretion of interest income on Structured Finance Securities	—	—	—	—	5,844	5,844
Capitalized PIK interest and dividends	272	551	584	—	—	1,407
Amendment fees received	(58)	—	—	—	—	(58)
Purchase and origination of portfolio investments	13,390	—	—	—	9,528	22,918
Proceeds from principal payments on portfolio investments	(7,072)	—	—	—	(1,000)	(8,072)
Sale and redemption of portfolio investments	(2,819)	—	—	—	(8,544)	(11,363)
Proceeds from distributions received from portfolio investments	—	—	—	—	(6,934)	(6,934)
Transfers from Level 3 to Level 2	—	(3,606)	—	—	—	(3,606)
Level 3 assets, June 30, 2025	$166,171	$27,652	$10,075	$88,778	$72,566	$365,242

The net unrealized depreciation reported in the Company’s consolidated statements of operations for the six months ended June 30, 2026 and 2025, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Six Months Ended June 30,
	2026	2025
Debt investments	$(5,801)	$(9,490)
Equity investments	15,224	(10,315)
Structured Finance Securities	(12,789)	(2,003)
Net unrealized depreciation on investments held	$(3,366)	$(21,808)

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

The following table sets forth carrying values and fair values of the Company’s debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility(2)	$—	$—	$4,500	$4,500
BNP Facility(3)	—	—	50,950	50,950
Natixis Facility	36,800	36,800	—	—
Unsecured Notes Due February 2026(4)	—	—	15,988	15,961
Unsecured Notes Due July 2028	67,788	69,828	67,498	70,877
Unsecured Notes Due October 2028	54,522	52,712	54,420	52,118
Unsecured Note Due August 2029	24,382	24,740	24,282	25,333
Total debt	$183,492	$184,080	$217,638	$219,739

(1)
Carrying value is calculated as the outstanding principal amount less unamortized deferred debt issuance costs.
(2)
As of June 30, 2026, the Banc of California Credit Facility had no outstanding balance.
(3)
On February 18, 2026, in connection with the closing of the Natixis Facility, OFSCC-FS repaid in full all outstanding obligations due, and terminated all commitments, under the BNP Facility.
(4)
On February 9, 2026, the Company redeemed the remainder of the outstanding Unsecured Notes Due February 2026.

The following tables present the fair value measurements of the Company’s debt and the level within the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of June 30, 2026 and December 31, 2025:

	June 30, 2026
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$—	$—
Natixis Facility	—	—	36,800	36,800
Unsecured Notes Due July 2028	69,828	—	—	69,828
Unsecured Notes Due October 2028	52,712	—	—	52,712
Unsecured Note Due August 2029	—	—	24,740	24,740
Total debt, at fair value	$122,540	$—	$61,540	$184,080

	December 31, 2025
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$4,500	$4,500
BNP Facility	—	—	50,950	50,950
Unsecured Notes Due February 2026	—	—	15,961	15,961
Unsecured Notes Due July 2028	70,877	—	—	70,877
Unsecured Notes Due October 2028	52,118	—	—	52,118
Unsecured Note Due August 2029	—	—	25,333	25,333
Total debt, at fair value	$122,995	$—	$96,744	$219,739

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

Note 6. Commitments and Contingencies

The following table shows the Company’s outstanding commitments to fund investments to portfolio companies as of June 30, 2026:

Portfolio Company	Investment Type	Commitment
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	$1,065
Clevertech Bidco, LLC	First Lien Debt (Revolver)	76
ESP Associates, Inc.	First Lien Debt (Revolver)	33
ESP Associates, Inc.	First Lien Debt (Delayed Draw)	9
Honor HN Buyer Inc.	First Lien Debt (Revolver)	119
Honor HN Buyer Inc.	First Lien Debt (Delayed Draw)	473
I Love Produce, LLC	First Lien Debt (Revolver)	34
I Love Produce, LLC	First Lien Debt (Delayed Draw)	152
Integrated Energy Services, LLC	First Lien Debt (Delayed Draw)	300
Integrated Energy Services, LLC	First Lien Debt (Revolver)	105
Medrina LLC	First Lien Debt (Revolver)	319
MP Design, LLC	First Lien Debt (Revolver)	250
PSB Group, LLC	First Lien Debt (Revolver)	1,059
SS Acquisition, LLC	First Lien Debt (Revolver)	1,286
SSJA Bariatric Management LLC	First Lien Debt (Delayed Draw)	157
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	566
Total		$6,003

In accordance with ASC 820, the Company considers undrawn amounts in the determination of fair value on its revolving lines of credit and delayed draw term loans. As of June 30, 2026, the Company had cash and cash equivalents of $3,982 and an unused commitment of $15,000 under its Banc of California Credit Facility and $43,200 under its Natixis Facility, each of which is subject to the terms of the borrowing base and other covenants, to fund these outstanding commitments to portfolio companies.

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

Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. Although the outcome of such litigation cannot be predicted with any certainty, management is of the opinion, based on the advice of legal counsel, that final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of June 30, 2026.

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

As of June 30, 2026, the Natixis Facility had outstanding debt of $36,800, the unused commitment under the Natixis Facility was $43,200, subject to a borrowing base and other covenants, and the stated interest rate on the Natixis Facility was 6.08%.

Borrowings under the Natixis Facility are secured by substantially all of the assets held by OFSCC-FS, which were $107,029 at June 30, 2026. The Company’s use of cash and cash equivalents held by OFSCC-FS is limited by the terms and conditions of the Natixis Facility, including but not limited to, the payment of interest expense and principal on the outstanding borrowings. As of June 30, 2026 and December 31, 2025, OFSCC-FS had cash and cash equivalents of $2,869 and $2,443, respectively. OFSCC-FS and the Company have each made customary representations and warranties under the Natixis Facility and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

For the three and six months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the Natixis Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stated interest expense(1)	$809	$—	$1,207	$—
Amortization of debt issuance costs	92	—	133	—
Total interest and debt financing costs	$901	$—	$1,340	$—
Cash paid for interest expense	$365	$—	$398	$—
Effective interest rate	7.58%	—%	7.49%	—%
Average outstanding balance	$47,682	$—	$36,093	$—

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

As of June 30, 2026 and December 31, 2025, the BNP Facility had outstanding debt of $0 and $50,950, respectively.

For the three and six months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the BNP Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stated interest expense(1)	$—	$1,283	$437	$2,547
Amortization of debt issuance costs	—	95	37	190
Total interest and debt financing costs	$—	$1,378	$474	$2,737
Cash paid for interest expense	$—	$1,289	$752	$2,580
Effective interest rate	—%	8.23%	7.12%	8.31%
Average outstanding balance	$—	$67,169	$13,427	$66,439

(1) For the three and six months ended June 30, 2025, stated interest expense includes unused fees.

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

As of June 30, 2026 and December 31, 2025, the Company had outstanding debt under the Banc of California Credit Facility of $0 and $4,500, respectively. As of June 30, 2026, the unused commitment under the Banc of California Credit Facility was $15,000, subject to the terms of the borrowing base and other covenants. As of June 30, 2026, the stated interest rate on the Banc of California Credit Facility was 7.00%.

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

For the three and six months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stated interest expense	$93	$22	$227	$80
Amortization of debt issuance costs	19	32	48	63
Total interest and debt financing costs	$112	$54	$275	$143
Cash paid for interest expense	$97	$25	$234	$83
Effective interest rate(1)	8.46%	n/m	8.57%	n/m
Average outstanding balance	$5,309	$1,136	$6,469	$2,057

(1) Not meaningful due to a minimal average outstanding balance relative to the size of the total commitment and the amount of commitment fees incurred during the periods.

Unsecured Notes: As of June 30, 2026 and December 31, 2025, the Company had $149,000 and $165,000, respectively, in aggregate principal of outstanding Unsecured Notes.

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

As of June 30, 2026, the Company had no outstanding Unsecured Notes Due February 2026.

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

For the three and six months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stated interest expense	$2,474	$2,165	$5,029	$4,330
Amortization of debt issuance costs	247	245	505	490
Total interest and debt financing costs	$2,721	$2,410	$5,534	$4,820
Cash paid for interest expense	$2,474	$682	$5,327	$4,330
Effective interest rate	7.32%	5.35%	7.32%	5.35%
Average outstanding balance	$149,000	$180,000	$152,448	$180,000

The following table shows the scheduled maturities of the principal balances of the Company’s outstanding borrowings as of June 30, 2026:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Banc of California Credit Facility(1)	$—	$—	$—	$—	$—
Natixis Facility	36,800	—	—	36,800	—
Unsecured Notes	149,000	—	124,000	25,000	—
Total	$185,800	$—	$124,000	$61,800	$—

(1) As of June 30, 2026, the Banc of California Credit Facility had no outstanding balance and is scheduled to mature on February 28, 2028.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

For the three and six months ended June 30, 2026 and 2025, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average dollar borrowings	$201,991	$248,305	$208,436	$248,496
Weighted average effective interest rate	7.41%	6.21%	7.38%	6.25%

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per share operating performance:
Net asset value per share at beginning of period	$8.16	$11.97	$9.19	$12.85
Net investment income(1)	0.08	0.25	0.26	0.50
Net realized loss on investments, net of taxes(1)	(0.45)	(0.31)	(1.29)	(0.51)
Net unrealized appreciation (depreciation) on investments, net of deferred taxes(1)	0.79	(0.66)	0.60	(1.25)
Loss on extinguishment of debt(1)	—	—	(0.01)	—
Total net income (loss) from operations	0.42	(0.72)	(0.44)	(1.26)
Distributions declared	(0.17)	(0.34)	(0.34)	(0.68)
Net asset value per share at end of period	$8.41	$10.91	$8.41	$10.91

Per share market value, end of period	$3.54	$8.44	$3.54	$8.44
Total return based on market value(2)(3)	4.2%	(5.6)%	(18.4)%	12.7%
Total return based on net asset value(3)(4)	7.7%	(5.3)%	0.4%	(8.5)%
Shares outstanding at end of period	13,398,078	13,398,078	13,398,078	13,398,078
Weighted average shares outstanding	13,398,078	13,398,078	13,398,078	13,398,078
Ratio/Supplemental Data (dollar amounts in thousands)
Average net asset value(5)	$110,966	$153,290	$115,040	$159,601
Net asset value at end of period	$112,612	$146,196	$112,612	$146,196
Net investment income	$1,008	$3,283	$3,472	$6,748
Ratio of total expenses, net to average net assets(6)(9)	21.0%	18.8%	21.3%	17.6%
Ratio of total expenses, net and loss on extinguishment of debt to average net assets(6)(8)(10)	21.0%	18.8%	21.4%	17.6%
Ratio of net investment income to average net assets(6)(11)	3.6%	8.6%	6.0%	8.5%
Ratio of loss on extinguishment of debt to average net assets(3)	0.0%	0.0%	0.1%	0.0%
Portfolio turnover(7)	0.7%	3.2%	1.3%	5.8%

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
(9)
Ratio of total expenses before the base management fee waiver to average net assets was 21.7% and 22.1% for the three and six months ended June 30, 2026.
(10)
Ratio of total expenses before the base management fee waiver plus the loss on extinguishment of debt to average net assets was 21.7% and 22.2% for the three and six months ended June 30, 2026.
(11)
Ratio of net investment income before the base management fee waiver to average net assets was 2.9% and 5.3% for the three and six months ended June 30, 2026.

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

The following table summarizes distributions declared and paid for the six months ended June 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution
Six Months Ended June 30, 2026
February 26, 2026	March 20, 2026	March 31, 2026	$0.17	$2,278	(1)
April 28, 2026	June 19, 2026	July 6, 2026	0.17	2,277	(1)
Total			$0.34	$4,555

Six Months Ended June 30, 2025
February 26, 2025	March 21, 2025	March 31, 2025	$0.34	$4,555	(1)
April 29, 2025	June 20, 2025	June 30, 2025	0.34	4,556	(1)
Total			$0.68	$9,111

(1)
During the six months ended June 30, 2026 and 2025, the Company directed the DRIP plan administrator to purchase shares on the open market in order to satisfy the obligation to deliver shares of common stock. Accordingly, the Company purchased shares to satisfy the DRIP obligation as follows:

Date Declared	Number of Shares Purchased	Average Price Paid Per Share	Total Amount Paid
Six Months Ended June 30, 2026
January 1, 2026 through March 31, 2026	5,271	$3.39	$18
April 1, 2026 through June 30, 2026	7,462	3.82	28
Total / Weighted-Average	12,733	$3.65	$46

Six Months Ended June 30, 2025
January 1, 2025 through March 31, 2025	8,570	$9.35	$80
April 1, 2025 through June 30, 2025	9,509	8.61	82
Total / Weighted-Average	18,079	$8.96	$162

Distributions in excess of the Company’s current and accumulated ICTI would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. The Company currently estimates that a portion of its distributions for the year ending December 31, 2026 will be characterized as a tax return of capital. The determination of the tax attributes of the Company’s distributions is made annually as of the end of its fiscal year based upon its estimated ICTI for the full year and distributions paid for the full year. Each year, a statement on Form 1099-DIV identifying the tax character of distributions is mailed to the Company’s stockholders.

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

During the six months ended June 30, 2026 and 2025, no shares of common stock were repurchased under the Stock Repurchase Program.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

Note 10. Consolidated Schedule of Investments In and Advances To Affiliates

		Six Months Ended June 30, 2026
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Interest	Dividends	Fees	Total Income (2)	December 31, 2025 , Fair Value (5)	Gross Additions (3)	Gross Reductions (4)	June 30, 2026 , Fair Value (5)
Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity (7)	$—	$(716)	$—	$642	$—	$642	$9,201	$642	$(716)	$9,127
	Preferred Equity (7)	—	1	—	193	—	193	2,884	194	—	3,078
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
	Warrants (6)	—	—	—	—	—	—	—	—	—	—
	Warrants (6)	—	—	—	—	—	—	—	—	—	—
		—	(715)	—	835	—	835	12,085	836	(716)	12,205

DRS Imaging Services, LLC	Common Equity (6)	—	912	—	—	—	—	2,671	912	—	3,583

Pfanstiehl Holdings, Inc.	Common Equity	—	15,129	—	874	—	874	79,421	15,129	—	94,550

SSJA Bariatric Management LLC	First Lien Debt	—	(2)	13	—	—	13	235	—	(2)	233
	First Lien Debt	—	(2)	179	—	—	179	3,804	179	(2)	3,981
	Common Equity (6)	—	(455)	—	—	—	—	1,729	—	(455)	1,274
		—	(459)	192	—	—	192	5,768	179	(459)	5,488

Total Affiliate Investments		$—	$14,867	$192	$1,709	$—	$1,901	$99,945	$17,057	$(1,175)	$115,826

(1)
Principal balance, interest rate and maturity of debt investments, and ownership detail for equity investments are presented in the consolidated schedule of investments. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)
Represents the total amount of interest, fees or dividends included in income for the six months ended June 30, 2026.
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

Note 11. Subsequent Events

Distribution Declaration

On July 28, 2026, the Board declared a distribution of $0.17 per share for the third quarter of 2026, payable on October 5, 2026 to stockholders of record as of September 18, 2026.

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

Overview

Key performance metrics per common share are presented below:

	June 30, 2026	March 31, 2026
Net asset value	$8.41	$8.16

	Three Months Ended		Six months ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Net investment income	$0.08	$0.18	$0.26	$0.50
Net increase (decrease) in net assets resulting from operations	0.42	(0.86)	(0.44)	(1.26)
Distributions declared	0.17	0.17	0.34	0.68

Our NAV per common share increased from $8.16 at March 31, 2026 to $8.41 at June 30, 2026, due to a net gain on investments of $0.34 per common share, partially offset by our quarterly distribution of $0.17 per common share exceeding our quarterly net investment income of $0.08 per common share.

For the quarter ended June 30, 2026, total investment income decreased from $8.9 million in the prior quarter to $6.8 million, primarily due to a decrease in interest and dividend income. See “—Results of Operations” for additional information.

Our total outstanding debt decreased from $202.5 million at March 31, 2026 to $185.8 million at June 30, 2026. The decrease of $16.7 million in our total outstanding debt during the quarter ended June 30, 2026 was due to net paydowns on our revolving credit facilities. For the quarter ended June 30, 2026, our weighted-average debt interest costs of 7.41% remained stable compared to 7.34% for the quarter ended March 31, 2026. See “—Results of Operations” and “—Liquidity and Capital Resources” for additional information.

For the quarter ended June 30, 2026, we recognized a net gain on investments of $4.6 million due to net unrealized appreciation, net of taxes, of $10.6 million, partially offset by a net realized loss of $6.0 million. For the quarter ended June 30, 2026, our net unrealized appreciation of $10.6 million was primarily due to appreciation of $14.1 million on our common equity investment in Pfanstiehl Holdings, Inc. Our net realized loss of $6.0 million during the quarter ended June 30, 2026 was primarily related to an aggregate loss of $4.8 million on the sale of Structured Finance Securities. As of June 30, 2026, we had non-accrual loans with an aggregate fair value of $21.4 million, or 7.2% of our total investments at fair value. See “—Portfolio Composition and Investment Activity” for additional information.

As of June 30, 2026, the aggregate amount outstanding of the senior securities issued by us was $185.8 million, for which our asset coverage ratio was 161%, exceeding the minimum asset coverage requirement of 150% under the 1940 Act. As of June 30, 2026, we remained in compliance with all applicable covenants under our outstanding debt facilities. As of June 30, 2026, we had unused commitments of $15.0 million under our Banc of California Credit Facility, and $43.2 million under our Natixis Facility, each of which is subject to a borrowing base and other covenants. As of June 30, 2026, we had unfunded commitments of $6.0 million to fund outstanding commitments to portfolio companies. See “—Liquidity and Capital Resources” for additional information.

On July 28, 2026, the Board declared a distribution of $0.17 per share for the third quarter of 2026, payable on October 5, 2026 to stockholders of record as of September 18, 2026.

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

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of estimated values for all investments as of June 30, 2026 (dollar amounts in thousands):

		Range of Fair Value(1)
Investment Type	Fair Value at June 30, 2026	Low-end	High-end
Debt investments:
First lien	$143,084	$139,711	$146,967
Second lien	3,944	1,857	6,334

Structured Finance Securities:
Subordinated notes	31,955	29,378	34,535
Mezzanine debt	2,117	2,050	2,184

Equity investments:
Preferred equity	12,574	10,567	14,650
Common equity, warrants and other	104,082	95,245	112,927
	$297,756	$278,808	$317,597

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

On April 17, 2026 and June 23, 2026, OFS Advisor agreed to waive a portion of its base management fee for the quarters ended March 31, 2026 and June 30, 2026, respectively, attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. These waivers differ from prior periods where

OFS Advisor had contractually agreed to reduce its base management fee for the entire year at the beginning of the year. As of June 30, 2026, there is no active ongoing fee waiver or reduction agreement in place with OFS Advisor for the remainder of 2026.

For the year ended December 31, 2025, OFS Advisor agreed to reduce its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters.

OFS Advisor is not entitled to recoup the amount of the base management fee waived or reduced with respect to the OFSCC-FS Assets. The fee waivers and reductions were provided at OFS Advisor’s discretion; there can be no assurance that similar fee waivers or reductions will be provided in future periods.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of June 30, 2026, the fair value of our debt investment portfolio totaled $147.0 million in 33 portfolio companies, of which approximately 97% and 3% were first lien and second lien debt investments, respectively. We also had equity investments in 13 portfolio companies with a fair value of approximately $116.7 million and 10 investments in Structured Finance Securities with a fair value of approximately $34.1 million. As of June 30, 2026, we had unfunded commitments of $6.0 million to fund outstanding commitments to 12 portfolio companies. Set forth in the tables and charts below is selected information with respect to our portfolio as of June 30, 2026 and December 31, 2025.

The following table presents our ten largest investments by issuer based on fair value as of June 30, 2026 (dollar amounts in thousands):

Issuer Name	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value	% of Net Assets, at Fair Value
Pfanstiehl Holdings, Inc.	Equity	$217	$94,550	31.8%	84.0%
Kreg LLC	Debt	18,211	18,004	6.0%	16.0%
SS Acquisition, LLC	Debt	17,146	17,377	5.8%	15.4%
Inergex Holdings, LLC	Debt	17,327	17,345	5.8%	15.4%
Contract Datascan Holdings, Inc.	Equity	13,443	12,205	4.1%	10.8%
One GI LLC	Debt	12,532	10,364	3.5%	9.2%
Boca Home Care Holdings, Inc.	Debt and Equity	10,690	10,204	3.4%	9.1%
Tolemar Acquisition, Inc.	Debt	15,470	9,210	3.1%	8.3%
24 Seven Holdco, LLC	Debt	8,325	8,298	2.8%	7.4%
PSB Group, LLC	Debt	7,808	7,799	2.6%	6.9%
Total		$121,169	$205,356	68.9%	182.5%

As of June 30, 2026, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 31.8% and 84.0% of our total portfolio at fair value and our total net assets, respectively. The value of this investment is substantially comprised of unrealized appreciation of $94.3 million. The valuation’s unobservable inputs incorporate discounts for the minority-interest and illiquid nature of the security; however, the valuation, in accordance with fair value concepts, is based on assumptions applicable to an orderly transaction between market participants and does not reflect the impact of a forced sale or entity-specific liquidity constraints. As a result, there can be no assurance that we would be able to realize this value in a timely manner, or at all.

A deterioration or improvement in the operating performance of these portfolio investments, or other factors underlying the valuation of these investments, could have a material impact on our NAV.

Portfolio Yields

The following table presents weighted-average yield metrics for our portfolio as of June 30, 2026 and March 31, 2026:

	For the Three Months Ended
	June 30, 2026	March 31, 2026
Weighted-average performing income yield(1):
Debt investments	11.1%	11.5%
Structured Finance Securities	14.6%	14.9%
Interest-bearing investments	12.1%	12.5%

Weighted-average realized yield(2):
Interest-bearing investments	10.1%	10.9%

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

For the three months ended June 30, 2026, the weighted-average performing income yield on interest-bearing investments decreased to 12.1% from 12.5% during the prior quarter. This decrease was primarily attributable to the reversal of previously accrued interest income on debt investments to one portfolio company placed on non-accrual status during the quarter and a decrease in the effective yields of our Structured Finance Securities.

Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels. As of June 30, 2026, 93% of our total loan portfolio, at fair value, consisted of variable rate investments, generally indexed to SOFR. See additional information under “Item 3. Quantitative and Qualitative Disclosures About Market Risk”.

Portfolio Company Investments

The following table summarizes the composition of our Portfolio Company Investments as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$163,493	$143,084	$188,236	$170,405
Second lien debt investments	18,340	3,944	24,924	9,409
Preferred equity	15,114	12,574	14,287	12,567
Common equity, warrants and other	18,599	104,082	23,320	88,029
Total Portfolio Company Investments	$215,546	$263,684	$250,767	$280,410
Number of portfolio companies	41	41	43	43

(1)
As of June 30, 2026 and December 31, 2025, first lien debt investments include unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $123.4 million and $106.4 million, respectively, and $130.3 million and $116.3 million, respectively. Unitranche loans generally provide leverage levels comparable to a combination of first lien and second lien or subordinated loans. Investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal and interest.

As of June 30, 2026, 100% of our loan portfolio and 49% of our total portfolio consisted of first lien and second lien loans, based on fair value.

As of June 30, 2026, the three largest industries of our Portfolio Company Investments by fair value, were: (1) Manufacturing (40.9%); (2) Health Care and Social Assistance (15.4%); and (3) Real Estate and Rental and Leasing (8.4%), totaling an aggregate of approximately 64.7% of our Portfolio Company Investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1—Financial Statements—Note 4.”

Structured Finance Securities

The following table summarizes the composition of our Structured Finance Securities as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$57,323	$31,955	$68,670	$53,531
Mezzanine debt	2,968	2,117	8,963	8,074
Total Structured Finance Securities	$60,291	$34,072	$77,633	$61,605
Number of Structured Finance Securities	10	10	14	14

Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, as remaining residual distributions are anticipated to be recognized as a return of capital. As of June 30, 2026, the aggregate amortized cost and fair value of non-performing Structured Finance Securities were $7.2 million and $1.1 million, respectively.

During the six months ended June 30, 2026, we sold Structured Finance Securities for net proceeds of $11.0 million, resulting in an aggregate net realized loss of $6.1 million.

Investment Activity

The following is a summary of our investment activity for the three months ended June 30, 2026 and March 31, 2026, and the six months ended June 30, 2026 and 2025 (dollar amounts in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Investments in debt and equity securities	$2,147	$2,109	$4,256	$13,390
Investments in Structured Finance Securities	—	—	—	9,528
Total investment purchases and originations	$2,147	$2,109	$4,256	$22,918

Proceeds from principal payments	$959	$8,996	$9,955	$8,165
Proceeds from investments sold or redeemed	16,456	14,056	30,512	18,413
Proceeds from distributions received from portfolio investments	2,381	2,478	4,859	6,934
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$19,796	$25,530	$45,326	$33,512

Non-Cash Investment Activity

During the six months ended June 30, 2026, our first lien debt investment in Redstone HoldCo 2 LP (F/K/A RSA Security) underwent a restructuring through which our first lien debt investment was exchanged for a combination of new first lien debt investments in the portfolio company at a price equal to 63% of par. In connection with the transaction, we recognized a realized loss of $0.6 million on the debt restructure corresponding to the amount forgiven upon the exchange. As of June 30, 2026, our new first lien debt investments had an aggregate amortized cost of and fair value of $1.1 million and $1.0 million, respectively.

Risk Monitoring

We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 3, 2026. The following table shows the classification of our debt investments, excluding Structured Finance Securities, by credit risk rating as of June 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	Debt Investments as of
	June 30, 2026			December 31, 2025
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—%	—	—	—%
3 (Average)	119,759	113,743	77.4%	131,812	128,363	71.4%
4 (Special Mention)	46,462	24,547	16.7%	67,235	44,209	24.6%
5 (Substandard)	15,612	8,738	5.9%	14,113	7,242	4.0%
6 (Doubtful)	—	—	—%	—	—	—%
7 (Loss)	—	—	—%	—	—	—%
	$181,833	$147,028	100.0%	$213,160	$179,814	100.0%

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

As of June 30, 2026

The following table shows the classification of our debt investments on non-accrual status (dollar amounts in thousands):

	June 30, 2026
	Amortized Cost	Fair Value
First lien debt	$28,333	$19,352
Second lien debt	15,657	2,034
Total	$43,990	$21,386

For the three months ended June 30, 2026, our first lien debt investments in One GI LLC with an aggregate amortized cost and fair value of $12.5 million and $10.4 million, respectively, were placed on non-accrual status.

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

Comparison of the three months ended June 30, 2026 and March 31, 2026 and comparison of the six months ended June 30, 2026 and 2025

Consolidated operating results for the three months ended June 30, 2026 and March 31, 2026, and the six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Investment income
Interest income:
Cash interest income	$4,022	$4,763	$8,785	$12,840
PIK interest income	176	175	351	786
Net Loan Fee amortization	131	114	245	402
Accretion of interest income on CLO subordinated notes	2,041	2,492	4,533	5,844
Other interest income	19	42	61	115
Total interest income	6,389	7,586	13,975	19,987
Dividend income:
Cash dividends	11	885	896	21
PIK dividends	423	412	835	584
Total dividend income	434	1,297	1,731	605
Fee income:
Syndication fees	—	—	—	121
Prepayment and other fees	14	21	35	58
Total fee income	14	21	35	179
Total investment income	6,837	8,904	15,741	20,771
Total expenses, net of base management fee waiver	5,829	6,440	12,269	14,023
Net investment income	1,008	2,464	3,472	6,748
Net gain (loss) on investments	4,559	(13,922)	(9,363)	(23,666)
Loss on extinguishment of debt	—	(130)	(130)	—
Net increase (decrease) in net assets resulting from operations	$5,567	$(11,588)	$(6,021)	$(16,918)

Investment Income

Comparison of the three months ended June 30, 2026 and March 31, 2026

For the three months ended June 30, 2026, total investment income decreased from $8.9 million in the prior quarter to $6.8 million, primarily due to decreases in interest income of $1.2 million and dividend income of $0.9 million.

For the three months ended June 30, 2026, interest income decreased by $1.2 million compared to the prior quarter, primarily due to a smaller average debt investment portfolio, at cost, the placement of loans to a portfolio company on non-accrual status and a decrease in the effective yields on our Structured Finance Securities.

For the three months ended June 30, 2026, dividend income decreased by $0.9 million compared to the prior quarter, primarily due to a non-recurring cash dividend of $0.9 million from our common equity investment in Pfanstiehl Holdings, Inc. recognized during the prior quarter.

Fee income is primarily comprised of unused fees, prepayment fees and syndication fees that generally result from periodic transactions rather than from holding portfolio investments, and are considered non-recurring. We receive syndication fees on investments where OFS Advisor sources, structures and arranges the lending group.

Comparison of the six months ended June 30, 2026 and 2025

Total investment income for the six months ended June 30, 2026 decreased $5.0 million compared to the corresponding period in the prior year, primarily due to a decrease in total interest income of $6.0 million, partially offset by an increase in total dividend income of $1.1 million.

Expenses

Operating expenses for the three months ended June 30, 2026 and March 31, 2026, and the six months ended June 30, 2026 and 2025 are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Interest expense	$3,734	$3,889	$7,623	$7,700
Base management fee	1,340	1,435	2,775	3,028
Income Incentive Fee	—	408	408	1,151
Professional fees	345	363	708	839
Administration fee	367	326	693	776
Other expenses	246	239	485	529
Total expenses before base management fee waiver	6,032	6,660	12,692	14,023
Base management fee waiver	(203)	(220)	(423)	—
Total expenses, net of base management fee waiver	$5,829	$6,440	$12,269	$14,023

Comparison of the three months ended June 30, 2026 and March 31, 2026

Interest expense for the three months ended June 30, 2026 decreased $0.2 million compared to the prior quarter, primarily due to a decrease of $13.0 million in our average outstanding debt balances compared to the prior quarter. During the quarter ended June 30, 2026, we reduced the aggregate outstanding balance of our revolving credit facilities by $16.7 million.

Income Incentive Fees for the three months ended June 30, 2026 decreased $0.4 million compared to the prior quarter, primarily due to a decrease in our net investment income return on net assets in the current quarter.

For the three months ended June 30, 2026, the base management fee waiver of $0.2 million was due to OFS Advisor agreeing to waive its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters.

Comparison of the six months ended June 30, 2026 and 2025

Total expenses, net of the base management fee waivers, for the six months ended June 30, 2026 decreased $1.8 million compared to the corresponding period in the prior year.

Base management fees, net of the fee waivers, for the six months ended June 30, 2026 decreased $0.7 million compared to the corresponding period in the prior year, primarily due to a decrease in our total investment portfolio, at fair value.

Income Incentive Fees for the six months ended June 30, 2026 decreased $0.7 million compared to the corresponding period in the prior year, primarily due to a decrease in our net investment income of $3.3 million.

Net realized and unrealized gain (loss) on investments

Net gain (loss) on investments, inclusive of realized and unrealized gains (losses), and net of current and deferred income taxes, by investment type for the three months ended June 30, 2026 and March 31, 2026, and the six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Debt investments	$(2,879)	$(5,122)	$(8,003)	$(10,332)
Equity investments	13,343	1,888	15,232	(10,315)
Structured Finance Securities	(5,901)	(10,344)	(16,244)	(3,265)
Current/deferred income tax (expense) benefit	(4)	(344)	(348)	246
Total net gain (loss) on investments	$4,559	$(13,922)	$(9,363)	$(23,666)

Net gain (loss) on investments for the three months ended June 30, 2026 and March 31, 2026

Three months ended June 30, 2026

For the three months ended June 30, 2026, we recognized a net gain on investments of $4.6 million due to net unrealized appreciation, net of taxes of $10.6 million, partially offset by a net realized loss of $6.0 million.

For the three months ended June 30, 2026, net unrealized appreciation, net of taxes, of $10.6 million was primarily due to appreciation of $14.1 million on our common equity investment in Pfanstiehl Holdings, Inc.

For the three months ended June 30, 2026, we recognized a net realized loss of $6.0 million, primarily due to an aggregate loss of $4.8 million on the sale of Structured Finance Securities.

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

Net gain (loss) on investments for the six months ended June 30, 2026 and 2025

Six months ended June 30, 2026

For the six months ended June 30, 2026, we recognized a net loss on investments of $9.4 million, comprised of net realized losses of $17.3 million, partially offset by net unrealized appreciation of $8.0 million.

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

Loss on Extinguishment of Debt

Six months ended June 30, 2026

During the six months ended June 30, 2026, we fully repaid and terminated the BNP Facility, and, as a result, we recognized a loss on extinguishment of debt of $0.1 million related to the acceleration of deferred financing costs.

During the six months ended June 30, 2026, we amended the Banc of California Credit Facility to, among other things, reduce the maximum facility amount from $25.0 million to $15.0 million, and, as a result, we recognized a loss on extinguishment of debt of less than $0.1 million related to the acceleration of deferred financing costs.

Liquidity and Capital Resources

As of June 30, 2026, we held cash and cash equivalents of $4.0 million, which included $2.9 million held by OFSCC-FS. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the Natixis Facility.

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

As of June 30, 2026, we had an unused commitment of $15.0 million under our Banc of California Credit Facility, as well as an unused commitment of $43.2 million under our Natixis Facility, both of which are subject to borrowing base requirements and other covenants.

As of June 30, 2026, we had unfunded commitments of $6.0 million to fund outstanding commitments to portfolio companies.

As of June 30, 2026, the aggregate amount outstanding of the senior securities issued by us was $185.8 million, for which our asset coverage was 161%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

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

	Six Months Ended June 30,
	2026	2025
Cash from net investment income(1)	$2,888	$6,036
Net repayments and sales of portfolio investments(1)	36,257	12,195
Net cash provided by operating activities	39,145	18,231

Distributions paid to stockholders(2)	(2,278)	(9,111)
Net repayments under revolving lines of credit	(18,650)	(4,950)
Redemption of Unsecured Notes	(16,000)	—
Payment of deferred financing costs	(1,594)	—
Net cash used in financing activities	(38,522)	(14,061)
Net increase in cash and cash equivalents	$623	$4,170

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
(2)
We currently estimate that a portion of our distributions for the year ending December 31, 2026 will be characterized as a tax return of capital. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our ICTI for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year.

Net cash provided by operating activities

For the six months ended June 30, 2026, net cash from operating activities increased by $20.9 million compared to the six months ended June 30, 2025, primarily due to an increase of $24.1 million in net repayments and sales of portfolio investments, which were primarily used for the repayment of outstanding debt.

Net cash used in financing activities

For the six months ended June 30, 2026, net cash used in financing activities increased $24.5 million compared to the six months ended June 30, 2025, primarily due to the redemption of Unsecured Notes and net repayments on our revolving lines of credit, partially offset by a reduction in distributions paid to stockholders.

Borrowings

As of June 30, 2026, we had $185.8 million of outstanding debt with a weighted-average effective interest rate of 7.40%. As of June 30, 2026, 100% of our outstanding debt matures in more than two years and 80% of our outstanding debt is unsecured.

Banc of California Credit Facility

We are party to the BLA with Banc of California, as lender, to provide us with a senior secured revolving credit facility, or the Banc of California Credit Facility, which is available for general corporate purposes including investment funding and is scheduled to mature on February 28, 2028. The Banc of California Credit Facility currently bears interest at a variable Prime Rate plus a 0.25% margin, with a 5.00% floor, and an annual commitment fee of 0.50% based on the maximum principal amount of the facility. As of June 30, 2026, the effective interest rate on the Banc of California Credit Facility was 7.52%. The maximum availability of the

Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance Securities, foreign loans, and non-performing loans, and as otherwise specified in the BLA. The Banc of California Credit Facility is guaranteed by OFSCC-MB and secured by all of our and OFSCC-MB’s current and future assets, excluding assets held by OFSCC-FS and our partnership interests in SBIC I LP.

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

The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees and a debt/worth ratio. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of June 30, 2026, we were in compliance in all material respects with the applicable covenants under the Banc of California Credit Facility.

As of June 30, 2026, we had no outstanding debt and an unused commitment of $15.0 million under the Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants.

Unsecured Notes

As of June 30, 2026 and December 31, 2025, we had $149.0 million and $165.0 million, respectively, in outstanding Unsecured Notes. The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all of our current and future unsecured indebtedness. Because the Unsecured Notes are not secured by any of our assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the Banc of California Credit Facility and Natixis Facility.

In order to, among other things, reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase the Unsecured Notes for cash in open market purchases and/or privately negotiated transactions. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity, prospects for future access to capital, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. During the six months ended June 30, 2026, no outstanding Unsecured Notes were repurchased.

Redemption of Unsecured Notes

On January 8, 2026, we issued notices to the holders of the Unsecured Notes Due February 2026 regarding the exercise of our option to redeem on February 9, 2026 $16.0 million, which was equal to the remainder of the outstanding Unsecured Notes Due February 2026, plus accrued interest of $0.4 million.

As of June 30, 2026, the Unsecured Notes had the following terms and balances (dollar amounts in thousands):

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

As of June 30, 2026, the Natixis Facility had outstanding debt of $36.8 million, the unused commitment under the Natixis Facility was $43.2 million, subject to a borrowing base and other covenants, and the stated interest rate on the Natixis Facility was 6.08%.

Borrowings under the Natixis Facility are secured by substantially all of the assets held by OFSCC-FS, which were $107.0 million at June 30, 2026. Our use of cash and cash equivalents held by OFSCC-FS is limited by the terms and conditions of the Natixis Facility, including but not limited to, the payment of interest expense and principal on the outstanding borrowings. As of June 30, 2026 and December 31, 2025, OFSCC-FS had cash and cash equivalents of $2.9 million and $2.4 million, respectively.

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

The following table shows the scheduled maturities of the principal balances of our outstanding borrowings as of June 30, 2026 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Banc of California Credit Facility(1)	$—	$—	$—	$—	$—
Natixis Facility	36,800	—	—	36,800	—
Unsecured Notes	149,000	—	124,000	25,000	—
Total	$185,800	$—	$124,000	$61,800	$—

(1) As of June 30, 2026, the Banc of California Credit Facility had no outstanding balance and is scheduled to mature on February 28, 2028.

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

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have, and may continue to, make opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. Investments in Structured Finance Securities are generally made in non-U.S. entities and are not operating companies and, therefore, are generally deemed to be non-qualifying. As of June 30, 2026, approximately 87% of our investments were qualifying assets.

On May 3, 2018, our Board, including a required majority (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 3, 2019, our minimum required asset coverage ratio decreased from 200% to 150%. As of June 30, 2026, our asset coverage ratio of 161% exceeded the minimum asset coverage requirement of 150% under the 1940 Act.

On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ended May 22, 2020. On each of May 4, 2020, May 3, 2022 and April 30, 2024, our Board extended the Stock Repurchase Program for additional two-year periods. On April 28, 2026, our Board extended the Stock Repurchase Program for the two-year period ending on May 22, 2028. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2028, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchased in connection with the Stock Repurchase Program. During the six months ended June 30, 2026, we did not make any repurchases of common stock on the open market under the Stock Repurchase Program. As of June 30, 2026, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.

As a BDC, we are generally not permitted to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if the Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. On July 30, 2025, our stockholders approved a proposal to authorize us, with approval of our Board, to sell or otherwise issue shares of our common stock (during a twelve-month period) at a price below our then-current net asset value per share in one or more offerings, subject to certain limitations (including that the cumulative number of shares sold pursuant to such authority does not exceed 25% of our then outstanding common stock immediately prior to each such sale). We did not sell any shares below net asset value pursuant to the proposal approved by our stockholders.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

As of June 30, 2026, we had $4.0 million of cash and cash equivalents, as well as unused commitments of $15.0 million under our Banc of California Credit Facility and $43.2 million under our Natixis Facility, respectively, to meet our short-term contractual obligations, subject to contractual requirements and regulatory asset coverage requirements. As of June 30, 2026, we had $6.0 million in unfunded commitments to fund portfolio investments that can be funded with our current cash or credit facilities.

Following the maturity extension of our Banc of California Credit Facility in January 2026, the final repayment of our 4.75% Unsecured Notes Due February 2026, and the execution of our Natixis Facility in February 2026, we do not have any debt maturities until February 2028.

Long-term contractual obligations, such as our Natixis Facility that matures in 2031 and had $36.8 million outstanding as of June 30, 2026, could be repaid by selling OFSCC-FS portfolio investments that have a fair value of $102.2 million as of June 30, 2026. A portion of the OFSCC-FS portfolio includes broadly syndicated loans in larger portfolio companies that generally can be sold over a relatively short period to generate cash. As of June 30, 2026, the broadly syndicated loan investments in the OFSCC-FS portfolio totaled $14.6 million at fair value. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.

As of June 30, 2026, we had $149.0 million of outstanding Unsecured Notes, of which $124.0 million matures in 2028 and $25.0 million matures in 2029. The Unsecured Notes can be repaid by issuing additional senior securities to refinance the debt or by selling portfolio investments, although there is no guarantee that there would be a market for additional senior securities.

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

We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the balance sheet. There is no guarantee that these amounts will be funded to the borrowing party now or in the future. We continue to believe that we have sufficient levels of liquidity to support our existing portfolio companies and will meet these unfunded commitments by using our cash on hand or utilizing our available borrowing capacity under the Banc of California Credit Facility and Natixis Facility.

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

Recent Developments

Declaration of a Distribution

On July 28, 2026, our Board declared a distribution of $0.17 per share for the third quarter of 2026, payable on October 5, 2026 to stockholders of record as of September 18, 2026.

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of most portfolio investments without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate significantly from period-to-period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the six months ended June 30, 2026 for more information relating to our investment valuation.

Interest Rate Risk

As of June 30, 2026, we held loans and mezzanine debt investments with an aggregate fair value of $139.4 million, or 93% of our total loan and mezzanine debt investments, at fair value, that bore interest at floating interest rates and contained interest rate reset provisions that adjust applicable interest rates to current rates on a periodic basis. The aggregate 175 basis point reductions in the U.S. Federal Reserve target federal funds rate enacted from September 2024 through December 2025 has resulted in our variable rate debt investments generating less interest income. Changes in interest rates, including potential additional interest rate reductions approved by the U.S. Federal Reserve, may impact our results of operations, cost of funding and the valuation of our investments. Additional reductions in interest rates would reduce our interest income, which could in turn decrease our net investment income if such decreases in base interest rates are not offset by other factors, such as increases in the spread over such base interest rates or decreases in our operating expenses.

As of June 30, 2026, our Unsecured Notes comprise 80% of our total outstanding debt. Our Unsecured Notes bear interest at fixed rates, which may result in net interest margin compression in a period of falling interest rates. As of June 30, 2026, our Banc of California Credit Facility and Natixis Facility had floating interest rate provisions based on the applicable reference rates.

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of June 30, 2026. As of June 30, 2026, 1-month and 3-month SOFR were 3.65% and 3.73%, respectively. Assuming that the interim and unaudited consolidated balance sheet as of June 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in interest rate indices (in thousands).

Basis point increase	Interest income	Interest expense	Net change
25	$366	$(95)	$271
50	725	(187)	538
75	1,083	(279)	804
100	1,442	(371)	1,071
125	1,800	(463)	1,337

Basis point decrease	Interest income	Interest expense	Net change
25	$(351)	$89	$(262)
50	(709)	181	(528)
75	(1,067)	273	(794)
100	(1,418)	365	(1,053)
125	(1,769)	457	(1,312)

Although we believe that the foregoing analysis is indicative of our net interest margin sensitivity to interest rate changes as of June 30, 2026, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase or decrease in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We, OFS Advisor and OFS Services, are not currently subject to any material pending legal proceedings threatened against us as of June 30, 2026. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

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

On each of May 4, 2020, May 3, 2022 and April 30, 2024, our Board extended the Stock Repurchase Program for additional two-year periods. On April 28, 2026, the Board extended the Stock Repurchase Program for the two-year period ending May 22, 2028. Under the extended Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Company expects the Stock Repurchase Program to be in place through May 22, 2028, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company retires all shares of common stock that it purchases in connection with the Stock Repurchase Program. As of June 30, 2026, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.

During the three months ended June 30, 2026, the Company did not make any repurchases of its common stock on the open market under the Stock Repurchase Program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Price Range of Common Stock and Distributions

The Company’s common stock is traded on The Nasdaq Global Select Market under the symbol “OFS”. The following table lists the high and low intraday sale price for the Company’s common stock, NAV per share, and the cash distributions per share that were declared on its common stock for each fiscal quarter during the last two most recently completed fiscal years and each full fiscal quarter of the current fiscal year. The last reported sale price for our common stock on The Nasdaq Global Select Market on June 30, 2026 was $3.54 per share.

		Price Range		Premium	Premium	Cash
Period	NAV Per Share(1)	High	Low	(Discount) of High Sales Price to NAV	(Discount) of Low Sales Price to NAV	Distribution per Share
Fiscal 2026
Second Quarter	$8.41	$4.35	$3.26	(48.2)%	(61.2)%	$0.17
First Quarter	$8.16	$5.28	$2.72	(35.3)%	(66.7)%	$0.17
Fiscal 2025
Fourth Quarter	$9.19	$7.81	$4.44	(15.0)%	(51.7)%	$0.17
Third Quarter	$10.17	$8.99	$7.58	(11.6)%	(25.5)%	$0.34
Second Quarter	$10.91	$9.52	$7.88	(12.7)%	(27.8)%	$0.34
First Quarter	$11.97	$9.80	$7.92	(18.1)%	(33.8)%	$0.34
Fiscal 2024
Fourth Quarter	$12.85	$8.98	$7.81	(30.1)%	(39.2)%	$0.34
Third Quarter	$11.29	$9.35	$7.75	(17.2)%	(31.4)%	$0.34
Second Quarter	$11.51	$10.14	$8.42	(11.9)%	(26.8)%	$0.34
First Quarter	$11.08	$12.07	$9.53	8.9%	(14.0)%	$0.34

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

Item 6. Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

Incorporated by Reference
Exhibit Number	Description	Form and SEC File No.	Filing Date with SEC	Filed with this 10-Q
3.1	Certificate of Incorporation of OFS Capital Corporation	Form N-2/A (333-166363)	March 18, 2011
3.2	Certificate of Correction to Certificate of Incorporation of OFS Capital Corporation	Form 10-K (814-00813)	March 26, 2013
3.3	Bylaws of OFS Capital Corporation	Form N-2/A (333-166363)	March 18, 2011
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			†
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document			*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents			*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)			*

* Filed herewith

† Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 30, 2026	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Kyle Spina
	Name:	Kyle Spina
	Title:	Chief Financial Officer