Form 10-Q
period 2026-09-30
OFS Capital Corp
filed 2026-10-30
CIK 1487918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of October 27, 2026 was 13,398,078.

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

Board	The Company’s board of directors
CLO	Collateralized loan obligation
Code	Internal Revenue Code of 1986, as amended
Company	OFS Capital Corporation and, where applicable, its consolidated subsidiaries
DRIP	Dividend reinvestment plan
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
GAAP	Accounting principles generally accepted in the United States
HPCI	Hancock Park Corporate Income, Inc., a Maryland corporation and non-traded BDC, for which OFS Advisor serves as investment adviser
ICTI	Investment company taxable income, which is generally net ordinary income plus net short-term capital gains in excess of net long-term capital losses
Indicative Prices	Market quotations, prices from pricing services or bids from brokers or dealers
Investment Advisory Agreement	Investment Advisory and Management Agreement between the Company and OFS Advisor dated November 7, 2012
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
OFS Advisor

OFS Capital Management, LLC, a wholly owned subsidiary of OFSAM and registered investment adviser under the Investment Advisers Act of 1940, as amended, focusing primarily on investments in middle market loans and broadly syndicated loans, debt and equity positions in CLOs and other structured credit investments

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

Parent	OFS Capital Corporation
PIK	Payment-in-kind, non-cash interest or dividends payable as an addition to the loan or equity security producing the income
Portfolio Company Investment	A debt or equity investment in a portfolio company. Portfolio Company Investments exclude Structured Finance Securities
Prime Rate	United States Prime interest rate
RIC	Regulated investment company under the Code
SBA	United States Small Business Administration
SBIC	A fund licensed under the SBA Small Business Investment Company Program
SBIC I LP	OFS SBIC I, LP, which was formerly an SBIC and, as of October 5, 2026, is no longer a wholly owned subsidiary of the Company
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
Securities Purchase Agreement	An agreement between the Company and an institutional accredited investor dated August 8, 2025 in which the Company sold, in a private placement, the Unsecured Note Due August 2029
Stock Repurchase Program	The open market stock repurchase program for shares of the Company’s common stock under Rule 10b-18 of the Exchange Act
Structured Finance Securities	CLO mezzanine debt, CLO subordinated notes and CLO loan accumulation facility securities
Unsecured Notes	The Unsecured Notes Due July 2028, the Unsecured Notes Due October 2028 and the Unsecured Note Due August 2029
Unsecured Notes Due February 2026

The Company’s $125.0 million aggregate principal amount of 4.75% notes due February 10, 2026, which were partially redeemed on each of August 11, 2025, August 21, 2025 and December 30, 2025, and fully redeemed on February 9, 2026

Unsecured Notes Due July 2028	The Company’s $69.0 million original aggregate principal amount of 7.50% notes due July 31, 2028, which were partially redeemed on September 29, 2026
Unsecured Notes Due October 2028	The Company’s $55.0 million aggregate principal amount of 4.95% notes due October 31, 2028
Unsecured Note Due August 2029	The Company’s $25.0 million principal amount 8.00% note due August 8, 2029

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
•
the belief that the seniority of our debt investments in a borrower’s capital structure may provide greater downside protection against adverse economic changes, including those caused by the impacts of interest rate changes and elevated inflation rates, the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, activity in South America, instability in the U.S. and international banking systems, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, the risk of recession or the impact of the prolonged shutdown of U.S. government services, and related market volatility on our business, our portfolio companies, our industry and the global economy;
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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Assets and Liabilities (unaudited)

(Dollar amounts in thousands, except per share data)

	September 30, 2026	December 31, 2025
Assets
Investments, at fair value:
Non-control/non-affiliate investments (amortized cost of $205,003 and $300,748, respectively)	$141,976	$242,070
Affiliate investments (amortized cost of $29,167 and $27,652, respectively)	110,171	99,945
Total investments, at fair value (amortized cost of $234,170 and $328,400, respectively)	252,147	342,015
Cash and cash equivalents	3,132	3,359
Interest and dividends receivable	330	719
Receivable for investments sold	2,390	—
Prepaid expenses and other assets	2,910	613
Total assets	$260,909	$346,706

Liabilities
Revolving lines of credit	$25,400	$55,450
Unsecured Notes (net of deferred debt issuance costs of $1,752 and $2,812, respectively)	127,248	162,188
Interest payable	1,760	2,269
Distribution payable	2,278	—
Payable to adviser and affiliates (Note 3)	1,545	2,264
Payable for investments purchased	1,461	—
Other liabilities	2,388	1,347
Total liabilities	$162,080	$223,518

Commitments and contingencies (Note 6)

Net assets
Preferred stock, par value of $0.01 per share, 2,000,000 shares authorized, -0- shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	$—	$—
Common stock, par value of $0.01 per share, 100,000,000 shares authorized, 13,398,078 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	134	134
Paid-in capital in excess of par	174,195	174,195
Total accumulated losses	(75,500)	(51,141)
Total net assets	$98,829	$123,188

Total liabilities and net assets	$260,909	$346,706

Number of common shares outstanding	13,398,078	13,398,078
Net asset value per share	$7.38	$9.19

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Operations (unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income
Interest income:
Non-control/non-affiliate investments	$5,201	$9,125	$18,812	$28,326
Affiliate investments	4	—	17	—
Total interest income	5,205	9,125	18,829	28,326
Payment-in-kind interest and dividend income:
Non-control/non-affiliate investments	76	419	248	1,205
Affiliate investments	440	351	1,454	935
Total payment-in-kind interest and dividend income	516	770	1,702	2,140
Dividend income:
Non-control/non-affiliate investments	11	221	33	242
Affiliate investments	—	273	874	273
Total dividend income	11	494	907	515
Fee income:
Non-control/non-affiliate investments	205	162	240	341
Affiliate investments	1	—	1	—
Total fee income	206	162	241	341
Total investment income	5,938	10,551	21,679	31,322
Expenses
Interest expense	3,178	4,542	10,801	12,242
Base management fee	1,221	1,410	3,996	4,438
Income Incentive Fee	—	607	408	1,758
Professional fees	404	388	1,112	1,227
Administration fee	338	387	1,031	1,163
Other expenses	251	277	736	806
Total expenses before base management fee waiver	5,392	7,611	18,084	21,634
Base management fee waiver (see Note 3)	(173)	—	(596)	—
Total expenses, net of base management fee waiver	5,219	7,611	17,488	21,634
Net investment income	719	2,940	4,191	9,688
Net realized and unrealized gain (loss) on investments
Net realized loss on non-control/non-affiliate investments	(7,824)	(4,647)	(25,143)	(11,425)
Income tax benefit on net realized loss on investments	—	1	—	1
Net unrealized appreciation (depreciation) on non-control/non-affiliate investments	2,215	1,002	(4,348)	(6,609)
Net unrealized appreciation (depreciation) on affiliate investments	(6,156)	(3,851)	8,711	(13,374)
Deferred tax expense on net unrealized appreciation	(149)	(280)	(497)	(34)
Net loss on investments	(11,914)	(7,775)	(21,277)	(31,441)
Loss on extinguishment of debt	(310)	(492)	(440)	(492)
Net decrease in net assets resulting from operations	$(11,505)	$(5,327)	$(17,526)	$(22,245)
Loss per common share – basic and diluted	$(0.86)	$(0.40)	$(1.30)	$(1.66)
Basic and diluted weighted-average common shares outstanding	13,398,078	13,398,078	13,398,078	13,398,078

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock
	Number of shares	Par value	Number of shares	Par value	Paid-in capital in excess of par	Total accumulated losses	Total net assets
Balances at December 31, 2024	—	$—	13,398,078	$134	$184,912	$(12,821)	$172,225
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	9,688	9,688
Net realized loss on investments, net of taxes	—	—	—	—	—	(11,424)	(11,424)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(20,017)	(20,017)
Loss on extinguishment of debt	—	—	—	—	—	(492)	(492)
Distributions declared	—	—	—	—	—	(13,666)	(13,666)
Net decrease for the nine month period ended September 30, 2025	—	—	—	—	—	(35,911)	(35,911)
Balances at September 30, 2025	—	$—	13,398,078	$134	$184,912	$(48,732)	$136,314

Balances at June 30, 2025	—	$—	13,398,078	$134	$184,912	$(38,850)	$146,196
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	2,940	2,940
Net realized loss on investments, net of taxes	—	—	—	—	—	(4,646)	(4,646)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(3,129)	(3,129)
Loss on extinguishment of debt	—	—	—	—	—	(492)	(492)
Distribution declared	—	—	—	—	—	(4,555)	(4,555)
Net decrease for the three month period ended September 30, 2025	—	—	—	—	—	(9,882)	(9,882)
Balances at September 30, 2025	—	$—	13,398,078	$134	$184,912	$(48,732)	$136,314

Balances at December 31, 2025	—	$—	13,398,078	$134	$174,195	$(51,141)	$123,188
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	4,191	4,191
Net realized loss on investments, net of taxes	—	—	—	—	—	(25,143)	(25,143)
Net unrealized appreciation on investments, net of deferred taxes	—	—	—	—	—	3,866	3,866
Loss on extinguishment of debt	—	—	—	—	—	(440)	(440)
Distributions declared	—	—	—	—	—	(6,833)	(6,833)
Net decrease for the nine month period ended September 30, 2026	—	—	—	—	—	(24,359)	(24,359)
Balances at September 30, 2026	—	$—	13,398,078	$134	$174,195	$(75,500)	$98,829

Balances at June 30, 2026	—	$—	13,398,078	$134	$174,195	$(61,717)	$112,612
Net decrease in net assets resulting from operations:
Net investment income	—	—	—	—	—	719	719
Net realized loss on investments, net of taxes	—	—	—	—	—	(7,824)	(7,824)
Net unrealized depreciation on investments, net of deferred taxes	—	—	—	—	—	(4,090)	(4,090)
Loss on extinguishment of debt	—	—	—	—	—	(310)	(310)
Distribution declared	—	—	—	—	—	(2,278)	(2,278)
Net decrease for the three month period ended September 30, 2026	—	—	—	—	—	(13,783)	(13,783)
Balances at September 30, 2026	—	$—	13,398,078	$134	$174,195	$(75,500)	$98,829

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(17,526)	$(22,245)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net realized loss on investments, net of taxes	25,143	11,424
Loss on extinguishment of debt	440	492
Net unrealized (appreciation) depreciation on investments, net of deferred taxes	(3,866)	20,017
Amortization of Net Loan Fees	(522)	(705)
Amendment fees received	45	58
Payment-in-kind interest and dividend income	(1,702)	(2,140)
Accretion of interest income on Structured Finance Securities	(6,185)	(8,694)
Amortization of deferred debt issuance costs	1,078	1,172
Purchase and origination of portfolio investments	(11,924)	(41,004)
Proceeds from principal payments on portfolio investments	48,891	22,804
Proceeds from sale or redemption of portfolio investments	32,903	26,702
Proceeds from distributions received from portfolio investments	7,444	11,055
Changes in operating assets and liabilities:
Interest and dividend receivable	389	552
Receivable for investments sold	(2,390)	8,268
Interest payable	(509)	(911)
Payable to adviser and affiliates	(719)	(473)
Payable for investments purchased	1,461	(1,802)
Other assets and liabilities	(479)	(310)
Net cash provided by operating activities	71,972	24,260

Cash flows from financing activities
Distributions paid to common stockholders	(4,555)	(13,666)
Borrowings under revolving lines of credit	102,000	15,250
Repayments under revolving lines of credit	(132,050)	(24,400)
Proceeds from Unsecured Notes issuances, net of commissions and discounts	—	91,870
Redemption of Unsecured Notes	(36,000)	(94,000)
Payment of deferred financing costs	(1,594)	(374)
Net cash used in financing activities	(72,199)	(25,320)
Net decrease in cash and cash equivalents	(227)	(1,060)
Cash and cash equivalents
Beginning of period	3,359	6,068
End of period	$3,132	$5,008

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,232	$11,981
Supplemental Disclosure of Non-Cash Activities:
Reclassification of deferred offering costs from the issuance of Unsecured Notes	—	52

See Notes to Consolidated Financial Statements (unaudited).

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (unaudited)

September 30, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Non-control/Non-affiliate Investments
Debt and Equity Investments
24 Seven Holdco, LLC (15)	Temporary Help Services
First Lien Debt		11.13%	SOFR+	7.13%	1/28/2022	11/16/2027	$8,317	$8,304	$8,317	8.4%

AIDC IntermediateCo 2, LLC (15)	Computer Systems Design Services
First Lien Debt		9.40%	SOFR+	5.50%	7/22/2022	7/22/2027	1,925	1,917	1,848	1.9%
First Lien Debt		9.40%	SOFR+	5.50%	7/31/2023	7/22/2027	45	45	43	—%
							1,970	1,962	1,891	1.9%
Allen Media, LLC (15)	Cable and Other Subscription Programming
First Lien Debt		9.72%	SOFR+	5.50%	3/2/2021	2/10/2027	3,623	3,623	2,047	2.1%

Asurion, LLC (14) (15)	Communication Equipment Repair and Maintenance
First Lien Debt		8.07%	SOFR+	4.25%	10/28/2025	9/19/2030	1,989	1,952	1,941	2.0%

Avison Young Inc. (16)	Nonresidential Property Managers
First Lien Debt (11) (15)		12.51%	SOFR+	8.50%	7/29/2026	12/12/2027	108	108	107	0.1%
First Lien Debt (11) (15)		12.51%	SOFR+	8.50%	12/18/2025	12/12/2027	89	89	89	0.1%
First Lien Debt (11) (15)		12.51%	SOFR+	8.50%	12/18/2025	12/12/2027	37	37	37	—%
First Lien Debt (11) (15)		11.36%	SOFR+	7.35%	12/18/2025	12/12/2027	242	242	240	0.2%
First Lien Debt (11) (15)		11.36%	SOFR+	7.35%	8/27/2026	12/12/2027	751	605	745	0.8%
First Lien Debt (6) (11) (15)		11.62%	SOFR+	7.50%	11/25/2021	3/12/2029	1,236	1,236	68	0.1%
Common Equity (1,185 Class B units) (10) (13) (15)					3/12/2024			1,400	—	—%
Preferred Equity (1,715 Class A units) 12.5% PIK (10) (13) (15)					3/12/2024			1,270	—	—%
							2,463	4,987	1,286	1.3%
BayMark Health Services, Inc. (15)	Outpatient Mental Health and Substance Abuse Centers
Preferred Equity (752,113 Class A units) 11.5% PIK (10)					9/30/2026			752	107	0.1%
Common Equity (3,695 Class B units) (10)					9/30/2026			8,140	—	—%
								8,892	107	0.1%
Blackhawk Network Holdings, Inc. (14) (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt		7.40%	SOFR+	3.50%	3/25/2026	3/12/2029	496	492	490	0.5%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

September 30, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Boca Home Care Holdings, Inc. (20)	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		10.85%	SOFR+	6.50%	2/25/2022	2/25/2029	8,803	8,766	8,800	8.9%
First Lien Debt (Revolver) (5)		10.85%	SOFR+	6.50%	2/25/2022	2/25/2029	226	224	226	0.2%
Common Equity (1,290 Class A units) (10)					2/25/2022			1,290	734	0.7%
Preferred Equity (3,446 Class A Units), 12% cash / 2% PIK					3/3/2023			345	368	0.4%
							9,029	10,625	10,128	10.2%
Clevertech Bidco, LLC	Commodity Contracts Dealing
First Lien Debt (15)		10.97%	SOFR+	6.75%	11/3/2023	12/30/2027	3,109	3,080	2,876	2.9%
First Lien Debt (Revolver) (5)		12.75%	Prime+	5.75%	11/3/2023	12/30/2027	218	215	196	0.2%
							3,327	3,295	3,072	3.1%
Constellis Holdings, LLC (10)	Other Justice, Public Order, and Safety Activities
Common Equity (20,628 common shares)					3/27/2020			703	26	—%

ESP Associates, Inc.	Other Heavy and Civil Engineering Construction
First Lien Debt (15)		9.24%	SOFR+	5.25%	4/14/2026	4/14/2031	349	346	346	0.4%
First Lien Debt (Delayed Draw) (5) (15)		9.09%	SOFR+	5.25%	4/14/2026	4/14/2031	106	105	105	0.1%
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	5.25%	4/14/2026	4/14/2031	—	—	—	—%
							455	451	451	0.5%
Excelin Home Health, LLC (6)	Home Health Care Services
Second Lien Debt		18.00% PIK	N/A		10/25/2018	10/1/2026 (21)	8,135	6,765	976	1.0%

Heritage Grocers Group, LLC (F/K/A Tony's Fresh Market / Cardenas Markets) (14) (15)	Supermarkets and Other Grocery (except Convenience) Stores
First Lien Debt		10.92%	SOFR+	6.75%	7/20/2022	8/1/2029	8,839	8,725	6,134	6.2%

Honor HN Buyer Inc.	Services for the Elderly and Persons with Disabilities
First Lien Debt (15)		9.97%	SOFR+	5.75%	10/15/2021	10/15/2027	984	981	984	1.0%
First Lien Debt (15)		9.97%	SOFR+	5.75%	10/15/2021	10/15/2027	622	613	622	0.6%
First Lien Debt (15)		9.97%	SOFR+	5.75%	3/31/2023	10/15/2027	693	680	693	0.7%
First Lien Debt (15)		9.97%	SOFR+	5.75%	10/15/2024	10/15/2027	598	596	598	0.6%
First Lien Debt (Revolver) (5)		n/m (18)	Prime+	4.75%	10/15/2021	10/15/2027	—	—	—	—%
							2,897	2,870	2,897	2.9%
I Love Produce, LLC	Spice and Extract Manufacturing
First Lien Debt (15)		10.17%	SOFR+	6.00%	3/24/2026	3/24/2031	306	300	298	0.3%
First Lien Debt (Delayed Draw) (5) (15)		n/m (18)	SOFR+	6.00%	3/24/2026	3/24/2031	—	(1)	(4)	—%
First Lien Debt (Revolver) (5)		10.17%	SOFR+	6.00%	3/24/2026	3/24/2031	19	18	18	—%
							325	317	312	0.3%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

September 30, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Idera Inc.	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
Second Lien Debt		10.71%	SOFR+	6.75%	1/27/2022	3/2/2029	2,683	2,683	1,878	1.9%

Inergex Holdings, LLC (8) (20)	Other Computer Related Services
First Lien Debt (11)		13.22%	SOFR+	9.00%	10/1/2018	6/30/2027	14,490	14,490	14,490	14.7%
First Lien Debt (Revolver) (11)		13.22%	SOFR+	9.00%	10/1/2018	6/30/2027	2,813	2,813	2,813	2.8%
							17,303	17,303	17,303	17.5%
Integrated Energy Services, LLC	Computer Systems Design Services
First Lien Debt (15)		9.82%	SOFR+	5.75%	12/18/2025	12/19/2030	521	513	510	0.5%
First Lien Debt (Delayed Draw) (5)		n/m (18)	SOFR+	5.75%	12/18/2025	12/19/2030	—	(2)	(6)	—%
First Lien Debt (Revolver) (5)		9.57%	SOFR+	5.50%	12/18/2025	12/19/2030	45	43	42	—%
							566	554	546	0.5%
JP Intermediate B, LLC	Drugs and Druggists' Sundries Merchant Wholesalers
First Lien Debt		11.07%	SOFR+	7.00%	10/2/2025	9/30/2030	332	332	332	0.3%
First Lien Debt (6) (11) (15)		9.57%	SOFR+	5.50%	1/14/2021	3/31/2031	1,499	1,499	1,060	1.1%
Common Equity (12,663 Units) (10) (15)					9/30/2025			2,992	—	—%
							1,831	4,823	1,392	1.4%
M2S Group Intermediate Holdings Inc. (14) (15)	Plastics Packaging Film and Sheet (including Laminated) Manufacturing
First Lien Debt		8.57%	SOFR+	4.75%	10/28/2025	8/25/2031	1,952	1,953	1,962	2.0%

Medrina LLC	All Other Outpatient Care Centers
First Lien Debt (15)		9.66%	SOFR+	6.00%	10/20/2023	10/20/2029	2,173	2,145	2,156	2.2%
First Lien Debt (15)		9.84%	SOFR+	6.00%	10/20/2023	10/20/2029	365	362	362	0.4%
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.00%	10/20/2023	10/20/2029	—	(4)	(4)	—%
							2,538	2,503	2,514	2.6%
Metasource, LLC (11) (15)	All Other Business Support Services
First Lien Debt		11.09%	SOFR+	6.75%	5/17/2022	5/17/2027	2,716	2,706	2,607	2.6%

MP Design, LLC	Architectural Services
First Lien Debt (15)		9.32%	SOFR+	5.25%	6/9/2026	6/9/2031	986	972	973	1.0%
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	5.25%	6/9/2026	6/9/2031	—	(4)	(3)	—%
							986	968	970	1.0%
Neptune BidCo US Inc. (14) (15)	Marketing Research and Public Opinion Polling
First Lien Debt		8.86%	SOFR+	5.00%	8/20/2026	2/3/2033	2,000	1,993	1,993	2.0%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

September 30, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
One GI LLC (6)	Offices of Other Holding Companies
First Lien Debt (11) (15)		10.75%	SOFR+	6.75%	12/13/2021	10/31/2026	7,807	7,274	6,191	6.3%
First Lien Debt (11) (15)		10.75%	SOFR+	6.75%	12/13/2021	10/31/2026	4,115	3,834	3,263	3.3%
First Lien Debt (Revolver) (11)		10.75%	SOFR+	6.75%	12/13/2021	10/31/2026	1,549	1,443	1,228	1.2%
							13,471	12,551	10,682	10.8%
Petco Animal Supplies (14) (15)	Pet and Pet Supplies Stores
First Lien Debt		8.32%	SOFR+	4.25%	9/11/2026	2/3/2031	1,833	1,829	1,838	1.9%

Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6)	Software Publishers
First Lien Debt		6.50%	N/A		3/13/2018	12/31/2027	16,648	14,113	8,574	8.7%

PM Acquisition LLC	All Other General Merchandise Stores
Common Equity (499 units)					9/30/2017			231	1,414	1.4%

PSB Group, LLC (20)	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)
First Lien Debt (15)		10.40%	SOFR+	6.50%	4/17/2025	4/17/2030	7,822	7,794	7,900	8.0%
First Lien Debt (Revolver) (5)		n/m (18)	SOFR+	6.50%	4/17/2025	4/17/2030	—	(4)	—	—%
							7,822	7,790	7,900	8.0%
Redstone Holdco 2 LP (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt		8.57%	SOFR+	4.75%	4/16/2021	12/31/2030	223	220	215	0.2%
First Lien Debt		9.32%	SOFR+	5.50%	1/30/2026	12/31/2030	857	847	812	0.8%
							1,080	1,067	1,027	1.0%
RideNow Group, Inc. (F/K/A RumbleOn, Inc.) (15) (16)	Other Industrial Machinery Manufacturing
Warrants (warrants to purchase up to $73 in common stock) (10)					8/31/2021	8/10/2030 (12)		200	60	0.1%

RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018			—	2,258	2.3%

Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (1,603 Series B units)					9/4/2020			160	1	—%

Signal Parent, Inc. (6) (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
First Lien Debt		7.42%	SOFR+	3.50%	3/25/2021	4/3/2028	1,506	1,503	397	0.4%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

September 30, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Staples, Inc. (14) (15)	Business to Business Electronic Markets
First Lien Debt		9.56%	SOFR+	5.75%	5/23/2024	9/4/2029	525	513	501	0.5%

TalentSmart Holdings, LLC (10) (13) (20)	Professional and Management Development Training
Common Equity (670 Class A shares)					10/11/2019			670	620	0.6%

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt (15)		10.00% cash / 1.25% PIK	SOFR+	6.00%	10/14/2021	10/14/2027	14,580	14,551	7,815	7.9%
First Lien Debt (Revolver) (5)		10.00%	SOFR+	6.00%	10/14/2021	10/14/2027	1,235	1,234	519	0.5%
							15,815	15,785	8,334	8.4%

Total Debt and Equity Investments - Non- control/Non-affiliate Investments							$143,140	$155,861	$114,846	116.1%

Structured Finance Securities (16)

Apex Credit CLO 2020 Ltd. (7) (9)
Subordinated Notes		4.34%	N/A		11/16/2020	4/20/2035	$11,080	$8,745	$2,438	2.5%

Apex Credit CLO 2021 Ltd. (4) (7) (9)
Subordinated Notes		0.00%	N/A		5/28/2021	7/18/2034	8,630	4,587	1,004	1.0%

BlueMountain CLO XXXV Ltd. (7) (9)
Subordinated Notes		14.01%	N/A		10/30/2024	10/22/2037	7,800	6,078	3,750	3.7%

Brightwood Capital MM CLO 2023-1, Ltd. (7) (9)
Subordinated Notes		26.30%	N/A		9/28/2023	10/15/2035	5,494	4,292	4,300	4.4%

Canyon CLO 2019-1, Ltd. (7) (9)
Subordinated Notes		15.64%	N/A		8/22/2024	7/15/2037	18,453	9,782	6,902	7.0%

ICG US CLO 2021-3, Ltd. (7) (9)
Subordinated Notes		14.76%	N/A		8/8/2024	10/20/2034	16,750	7,417	4,935	5.0%

LCM 42 Ltd.(7) (9)
Subordinated Notes		15.94%	N/A		12/19/2024	1/15/2038	3,500	2,963	2,125	2.2%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

September 30, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Trinitas CLO VIII, Ltd. (4) (7) (9) (10)
Subordinated Notes		0.00%	N/A		3/4/2021	7/20/2117	5,200	2,307	—	—%

Venture 45 CLO, Limited
Mezzanine Debt - Class E		11.43%	SOFR+	7.70%	4/18/2022	7/20/2035	3,000	2,971	1,676	1.7%

Total Structured Finance Securities							$79,907	$49,142	$27,130	27.5%

Total Non-control/Non-affiliate Investments							$223,047	$205,003	$141,976	143.6%

Affiliate Investments
Contract Datascan Holdings, Inc.(8) (19)	Office Machinery and Equipment Rental and Leasing
Preferred Equity (2,750 Series C shares), 14% PIK					8/21/2025			$3,183	$3,181	3.2%
Preferred Equity (3,061 Series A shares), 10% PIK					8/5/2015			10,595	13,477	13.7%
Common Equity (11,273 shares) (10)					6/28/2016			104	—	—%
Warrants (warrants to purchase 224 Series A preferred equity shares) (10)					8/21/2025	8/20/2035 (12)		—	202	0.2%
Warrants (warrants to purchase 1,946 shares of common equity) (10)					8/21/2025	8/20/2035 (12)		—	—	—%
								13,882	16,860	17.1%
DRS Imaging Services, LLC (10) (13) (20)	Data Processing, Hosting, and Related Services
Common Equity (1,135 units)					3/8/2018			1,135	3,714	3.8%

Pfanstiehl Holdings, Inc. (8) (20)	Pharmaceutical Preparation Manufacturing
Common Equity (400 Class A shares)					1/1/2014			217	87,710	88.7%

SSJA Bariatric Management LLC (20)	Offices of Physicians and Mental Health Specialists
First Lien Debt (Delayed Draw) (5)		9.22%	SOFR+	5.25%	10/31/2025	10/31/2028	233	233	233	0.2%
First Lien Debt (6) (15)		9.22% PIK	SOFR+	5.25%	12/31/2020	10/31/2028	4,073	4,043	1,654	1.7%
Common Equity (52,763 Class A units) (10) (13) (15)					10/31/2025			9,657	—	—%
							4,306	13,933	1,887	1.9%

Total Affiliate Investments							$4,306	$29,167	$110,171	111.5%

Total Investments							$227,353	$234,170	$252,147	255.1%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

September 30, 2026

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)	Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets

Cash Equivalents (17)

First American Treasury Obligations Fund Class Z		3.77%	N/A			$774	$774	$774	0.8%

Morgan Stanley Institutional Liquidity Funds - Government Portfolio Advisory Class		3.43%	N/A			493	493	493	0.5%

Total Cash Equivalents						$1,267	$1,267	$1,267	1.3%

Total Investments and Cash Equivalents						$228,620	$235,437	$253,414	256.4%

(1)
Equity ownership may be held in shares or units of companies affiliated with the portfolio company. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)
As of September 30, 2026, the Company held loans and mezzanine debt investments with an aggregate fair value of $103,271 that bore interest at a variable rate indexed to SOFR or Prime, and reset monthly, quarterly, or semi-annually. For each variable-rate investment, the Company has provided the spread over the reference rate and current interest rate in effect as of September 30, 2026. Unless otherwise noted, all investments with a stated PIK rate require interest payments with the issuance of additional securities as payment of the entire PIK provision.
(3)
Unless otherwise noted in footnote 14, fair value was determined using significant unobservable inputs for all of the Company’s investments and are considered Level 3 under GAAP. See Note 5 for further details.
(4)
As of September 30, 2026, the effective accretable yield was estimated to be 0%, as the aggregate amount of projected distributions, including projected distributions related to liquidation of the underlying portfolio upon the security’s anticipated optional redemption, was less than current amortized cost. Projected distributions are periodically monitored and re-evaluated. All actual distributions were recognized as reductions to amortized cost until such time, if and when occurring, a future aggregate amount of then-projected distributions exceeds the security’s then-current amortized cost.
(5)
Subject to unfunded commitments. The Company considers undrawn amounts in the determination of fair value on revolving lines of credit and delayed draw term loans. See Note 6.
(6)
Investment was on non-accrual status as of September 30, 2026. See Note 4 for further details.
(7)
Amortized cost reflects accretion of effective yield less any cash distributions received or entitled to be received from CLO subordinated note investments. CLO subordinated note positions are entitled to recurring distributions, which are generally equal to the residual cash flow of payments received on underlying securities less contractual payments to debt holders and fund expenses.
(8)
Portfolio company represents greater than 5% of total assets as of September 30, 2026.
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
(11)
The interest rate on these investments contains a PIK provision, whereby the issuer has the option to make interest payments in cash or with the issuance of additional securities as payment of the entire PIK provision. The interest rate in the schedule represents the current interest rate in effect for these investments. The following table provides additional details on these PIK investments, including the maximum annual PIK interest rate allowed as of September 30, 2026:

Portfolio Company	Investment Type	Maximum PIK Rate Allowed	Range of PIK Option	Range of Cash Option
Avison Young Inc.	First Lien Debt	12.51%	0% to 12.51%	0% to 12.51%
Avison Young Inc.	First Lien Debt	12.51%	0% to 12.51%	0% to 12.51%
Avison Young Inc.	First Lien Debt	11.36%	0% to 11.36%	0% to 11.36%
Avison Young Inc.	First Lien Debt	5.96%	0% to 5.96%	5.40% to 11.36%
Avison Young Inc.	First Lien Debt	11.62%	0% to 11.62%	0% to 11.62%
Avison Young Inc.	First Lien Debt	12.51%	0% to 12.51%	0% to 12.51%
Inergex Holdings, LLC	First Lien Debt	2.00%	0% to 2.00%	11.22% to 13.22%
Inergex Holdings, LLC	First Lien Debt (Revolver)	2.00%	0% to 2.00%	11.22% to 13.22%
JP Intermediate B, LLC	First Lien Debt	4.00%	0% to 4.00%	7.07% to 11.07%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments - Continued (unaudited)

September 30, 2026

(Dollar amounts in thousands)

Portfolio Company	Investment Type	Maximum PIK Rate Allowed	Range of PIK Option	Range of Cash Option
Metasource, LLC	First Lien Debt	0.50%	0% to 0.50%	10.59% to 11.09%
One GI LLC	First Lien Debt	10.75%	0% to 10.75%	0% to 10.75%
One GI LLC	First Lien Debt	10.75%	0% to 10.75%	0% to 10.75%
One GI LLC	First Lien Debt (Revolver)	10.75%	0% to 10.75%	0% to 10.75%
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
(16)
Non-qualifying assets under Section 55(a) of the 1940 Act. Qualifying assets as defined in Section 55 of the 1940 Act must represent at least 70% of the Company’s assets immediately following the acquisition of any additional non-qualifying assets. As of September 30, 2026, approximately 89% of the Company's assets were qualifying assets.
(17)
Represents cash equivalents held in a money market fund as of September 30, 2026. The Company also had cash deposits of $1,865 as of September 30, 2026.
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
(21)
This investment matured on October 1, 2026 and was not repaid at maturity. The lending group and the portfolio company are working to amend the existing terms.

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

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (continued)

December 31, 2025

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Metasource, LLC (15)	All Other Business Support Services
First Lien Debt		10.18% cash / 0.50% PIK	SOFR+	6.25%	5/17/2022	5/17/2027	2,727	2,708	2,645	2.1%

One GI LLC	Offices of Other Holding Companies
First Lien Debt (15)		10.57%	SOFR+	6.75%	12/13/2021	12/22/2025 (22)	7,280	7,280	6,618	5.4%
First Lien Debt (15)		10.57%	SOFR+	6.75%	12/13/2021	12/22/2025 (22)	3,837	3,837	3,488	2.8%
First Lien Debt (Revolver)		10.57%	SOFR+	6.75%	12/13/2021	12/22/2025 (22)	1,444	1,444	1,313	1.1%
							12,561	12,561	11,419	9.3%
Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC) (6)	Software Publishers
First Lien Debt		6.50%	N/A		3/13/2018	12/31/2027	16,648	14,113	7,242	5.9%

PM Acquisition LLC	All Other General Merchandise Stores
Common Equity (499 units)					9/30/2017			231	1,181	1.0%

PSB Group, LLC (19)	Lessors of Nonfinancial Intangible Assets (except Copyrighted Works)
First Lien Debt (15)		10.47%	SOFR+	6.75%	4/17/2025	4/17/2030	7,882	7,848	7,879	6.4%
First Lien Debt (Revolver) (5)		10.47%	SOFR+	6.75%	4/17/2025	4/17/2030	406	401	405	0.3%
							8,288	8,249	8,284	6.7%
Redstone Holdco 2 LP (15)	Computer and Computer Peripheral Equipment and Software Merchant Wholesalers
First Lien Debt		8.85%	SOFR+	4.75%	4/16/2021	4/27/2028	1,715	1,711	1,289	1.0%

RideNow Group, Inc. (F/K/A RumbleOn, Inc.) (8) (15)	Other Industrial Machinery Manufacturing
First Lien Debt (11)		10.85% cash / 1.00% PIK	SOFR+	7.75%	8/31/2021	9/30/2027	2,384	2,362	2,299	1.9%
First Lien Debt (11)		10.85% cash / 1.00% PIK	SOFR+	7.75%	8/31/2021	9/30/2027	720	714	694	0.6%
Warrants (warrants to purchase up to $73,000 in common stock) (10)					8/31/2021	8/10/2030 (12)		200	68	0.1%
							3,104	3,276	3,061	2.6%
RPLF Holdings, LLC (10) (13)	Software Publishers
Common Equity (345,339 Class A units)					1/17/2018			—	1,462	1.2%

OFS Capital Corporation and Subsidiaries

Consolidated Schedule of Investments (continued)

December 31, 2025

(Dollar amounts in thousands)

Portfolio Company (1) Investment Type	Industry	Interest Rate (2)	Spread Above Index (2)		Initial Acquisition Date	Maturity	Principal Amount	Amortized Cost	Fair Value (3)	Percent of Net Assets
Sentry Centers Holdings, LLC (10) (13)	Convention and Trade Show Organizers
Preferred Equity (1,603 Series B units)					9/4/2020			160	1	—%

Signal Parent, Inc. (14) (15)	New Single-Family Housing Construction (except For-Sale Builders)
First Lien Debt		7.44%	SOFR+	3.50%	3/25/2021	4/3/2028	1,518	1,513	1,096	0.9%

SS Acquisition, LLC (19)	Sports and Recreation Instruction
First Lien Debt (15)		9.42%	SOFR+	5.75%	12/20/2024	12/20/2029	16,795	16,728	16,828	13.6%
First Lien Debt (Revolver) (5)		9.42%	SOFR+	5.75%	12/20/2024	12/20/2029	500	493	500	0.4%
							17,295	17,221	17,328	14.0%
Staples, Inc. (14) (15)	Business to Business Electronic Markets
First Lien Debt		9.60%	SOFR+	5.75%	5/23/2024	9/4/2029	2,539	2,468	2,418	2.0%

TalentSmart Holdings, LLC (10) (13) (19)	Professional and Management Development Training
Common Equity (670 Class A shares)					10/11/2019			670	695	0.6%

Tolemar Acquisition, Inc.	Motorcycle, Bicycle, and Parts Manufacturing
First Lien Debt (15)		9.82% cash / 1.25% PIK	SOFR+	6.00%	10/14/2021	10/14/2027	14,443	14,383	10,500	8.5%
First Lien Debt (Revolver) (5)		9.82%	SOFR+	6.00%	10/14/2021	10/14/2027	566	563	145	0.1%
							15,009	14,946	10,645	8.6%
United Biologics Holdings, LLC (10) (13)	Medical Laboratories
Preferred Equity (4,701 units)					4/16/2013			9	—	—%

Wellful Inc. (F/K/A KNS Acquisition Corp.) (11) (15)	Electronic Shopping and Mail-Order Houses
First Lien Debt		8.33% cash / 1.75% PIK	SOFR+	6.25%	4/16/2021	10/19/2030	4,361	4,361	3,738	3.0%

Total Debt and Equity Investments							$216,070	$223,115	$180,465	146.7%

Structured Finance Securities (8)
Apex Credit CLO 2020 Ltd. (9) (16)
Subordinated Notes		9.87%	N/A		11/16/2020	4/20/2035	$11,080	$9,173	$5,653	4.6%

Apex Credit CLO 2021 Ltd. (9) (16)
Subordinated Notes		6.51%	N/A		5/28/2021	7/18/2034	8,630	5,585	3,170	2.6%

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

SBIC I LP is an investment company subsidiary previously licensed under the SBA’s small business investment company program that was subject to SBA regulations and policies. On March 1, 2024, SBIC I LP fully repaid its outstanding SBA debentures and, on April 17, 2024, surrendered its license to operate as an SBIC. On October 5, 2026, SBIC I LP admitted a third-party investor as a limited partner, which acquired 56.62% of the limited partnership interests of SBIC I LP. See “Note 11—Subsequent Events—Partial Monetization of Equity Interest” for additional information.

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

The Company had the following cash and cash equivalents as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Cash	$1,865	$3,050
Cash equivalents	1,267	309
Total cash and cash equivalents	$3,132	$3,359

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

On April 17, 2026, June 23, 2026 and September 16, 2026, OFS Advisor agreed to waive a portion of its base management fee for the quarters ended March 31, 2026, June 30, 2026 and September 30, 2026, respectively, attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. Prior to January 1, 2026, OFS Advisor had contractually agreed to reduce its base management fee for the entire year at the beginning of the year. As of September 30, 2026, there is no active ongoing fee waiver or reduction agreement in place with OFS Advisor for the remainder of 2026.

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

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20.0% of the Company’s aggregate realized capital gains, if any, on a cumulative basis from the date of the election to be a BDC through the end of each calendar year, computed net of all realized capital losses, losses on extinguishment of debt, income taxes from realized capital gains and unrealized capital depreciation through the end of such year, less all previous amounts paid in respect of the Capital Gains Fee. Since inception through September 30, 2026, the Company has not made a Capital Gains Fee payment.

The Company accrues the Capital Gains Fee if, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) is positive. An accrued Capital Gains Fee relating to net unrealized appreciation is deferred, and not due to OFS Advisor, until the close of the year in which such gains are realized. If, on a cumulative basis, the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation) decreases during a period, the Company will reverse any excess Capital Gains Fee previously accrued such that the amount of Capital Gains Fee accrued is no more than 20% of the sum of net realized capital gains (losses) plus net unrealized appreciation (depreciation). As of September 30, 2026 and December 31, 2025, there were no accrued Capital Gains Fees.

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

Equity Ownership: As of September 30, 2026, affiliates of OFS Advisor held approximately 3,031,366 shares of common stock, which is approximately 22.6% of the Company’s outstanding shares of common stock.

Expenses recognized under agreements with OFS Advisor and OFS Services and distributions paid to affiliates for the three and nine months ended September 30, 2026 and 2025 are presented below:

	Three months ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Base management fee(1)	$1,221	$1,410	$3,996	$4,438
Base management fee waiver	(173)	—	(596)	—
Income Incentive Fee	—	607	408	1,758
Administration fee	338	387	1,031	1,163
Distributions declared to affiliates	515	1,029	1,545	3,087

(1)
For the three and nine months ended September 30, 2025, the Company’s base management fee on OFSCC-FS Assets was reduced by $248 and $771, respectively, pursuant to the fee reduction provided by OFS Advisor on such assets for the year ended December 31, 2025. The base management fee for the three and nine months ended September 30, 2025 is presented net of this fee reduction.

Note 4. Investments

As of September 30, 2026, the Company had loans to 31 portfolio companies, of which approximately 97% were first lien debt investments and 3% were second lien debt investments, at fair value. The Company also had equity investments in 14 portfolio companies and nine investments in Structured Finance Securities. As of September 30, 2026, the Company’s investments consisted of the following:

		Percentage of Total			Percentage of Total
	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
First lien debt investments(1)	$132,536	56.6%	134.0%	$108,291	42.9%	109.5%
Second lien debt investments	9,448	4.0%	9.6%	2,854	1.1%	2.9%
Preferred equity	16,305	7.0%	16.5%	17,134	6.8%	17.3%
Common equity, warrants and other(2)	26,739	11.4%	27.1%	96,738	38.4%	97.9%
Total debt and equity investments	$185,028	79.0%	187.2%	$225,017	89.2%	227.6%
Structured Finance Securities	49,142	21.0%	49.7%	27,130	10.8%	27.5%
Total investments	$234,170	100.0%	236.9%	$252,147	100.0%	255.1%

(1)
Includes unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $86,623 and $69,962, respectively. Unitranche loans generally provide leverage levels comparable to a combination of first lien and second lien or subordinated loans. Investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal and interest. Includes secondary priority debt investments governed under a first lien credit agreement.
(2)
Includes the Company’s investment in Pfanstiehl Holdings, Inc. See “Note 4—Portfolio Concentration” and “Note 11—Subsequent Events—Partial Monetization of Equity Interest” for additional information.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

Geographic composition is determined by the location of the corporate headquarters of the portfolio company. All international investments are denominated in U.S. dollars. As of September 30, 2026 and December 31, 2025, the Company’s investment portfolio was domiciled as follows:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
United States	$180,041	$223,731	$245,902	$278,274
Canada(1)	4,987	1,286	4,865	2,136
Cayman Islands(1)(2)	44,850	22,830	73,360	57,112
Jersey(1)(2)	4,292	4,300	4,273	4,493
Total investments	$234,170	$252,147	$328,400	$342,015

(1)
Represents non-qualifying assets under Section 55(a) of the 1940 Act.
(2)
Investments domiciled in the Cayman Islands and Jersey represent certain Structured Finance Securities held by the Company. These investments generally represent beneficial interests in underlying portfolios of debt investments in companies domiciled in the United States.

As of September 30, 2026, the industry composition of the Company’s investment portfolio was as follows:

		Percentage of Total			Percentage of Total
Industry	Amortized Cost	Amortized Cost	Net Assets	Fair Value	Fair Value	Net Assets
Administrative and Support and Waste Management and Remediation Services	$11,170	4.8%	11.3%	$10,925	4.3%	11.1%
Construction	1,954	0.8%	2.0%	848	0.3%	0.9%
Education Services	670	0.3%	0.7%	620	0.2%	0.6%
Finance and Insurance	3,295	1.4%	3.3%	3,072	1.2%	3.1%
Health Care and Social Assistance	45,588	19.5%	46.1%	18,509	7.4%	18.6%
Information	18,871	8.0%	19.1%	16,593	6.7%	16.7%
Management of Companies and Enterprises	12,551	5.4%	12.7%	10,682	4.2%	10.8%
Manufacturing	18,472	7.9%	18.7%	98,378	39.0%	99.5%
Other Services (except Public Administration)	1,952	0.8%	2.0%	1,941	0.8%	2.0%
Professional, Scientific, and Technical Services	22,780	9.7%	23.0%	22,703	9.0%	23.0%
Public Administration	703	0.3%	0.7%	26	0.0%	0.0%
Real Estate and Rental and Leasing	26,659	11.4%	27.0%	26,046	10.3%	26.4%
Retail Trade	10,785	4.6%	10.9%	9,386	3.7%	9.5%
Wholesale Trade	9,578	4.1%	9.7%	5,288	2.1%	5.4%
Total debt and equity investments	$185,028	79.0%	187.2%	$225,017	89.2%	227.6%
Structured Finance Securities	49,142	21.0%	49.7%	27,130	10.8%	27.5%
Total investments	$234,170	100.0%	236.9%	$252,147	100.0%	255.1%

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
(2)
Includes the Company’s investment in Pfanstiehl Holdings, Inc. See “Note 4—Portfolio Concentration” and “Note 11—Subsequent Events—Partial Monetization of Equity Interest” for additional information.

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

Non-Accrual Loans: Management reviews, for placement on non-accrual status, all loans and CLO mezzanine debt investments that become past due on principal and interest, and/or when there is reasonable doubt that principal or interest will be collected. When a loan is placed on non-accrual status, accrued and unpaid cash interest is reversed. PIK income that has been contractually capitalized to the principal balance of the investment prior to the non-accrual designation date is not reserved against interest or dividend income, but rather is assessed through the valuation of the investment with corresponding adjustments to unrealized appreciation/depreciation, as applicable. Additionally, Net Loan Fees are no longer recognized as of the date the loan is placed on non-accrual status. Depending upon management’s judgment, interest payments subsequently received on non-accrual investments may be recognized as interest income or applied as a reduction to amortized cost. Interest accruals and Net Loan Fee amortization are resumed on non-accrual investments only when they are brought current with respect to principal and interest payments or until a restructuring occurs and, in the judgment of management, it is probable that the Company will collect all principal and interest from the investment. For the three months ended September 30, 2026, loans to portfolio companies with an aggregate amortized cost and fair value of $6,782 and $2,119, respectively, were placed on non-accrual status. Additionally, during the three months ended September 30, 2026, loans to portfolio companies which had previously been on non-accrual status with an aggregate amortized cost and fair value of $9,081 and $301, respectively, were restructured for new debt and equity investments in the portfolio companies. The aggregate amortized cost and fair value of loans on non-accrual status as of September 30, 2026 was $41,710 and $23,411, respectively, and as of December 31, 2025 was $36,567 and $14,400, respectively.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

Portfolio Concentration: The following table presents the Company’s portfolio companies based on fair value that comprise greater than 10% of the Company’s total net assets as of September 30, 2026:

					Percentage of Total
Portfolio Company	Investment Type	Industry	Amortized Cost	Fair Value	Fair Value	Net Assets
Pfanstiehl Holdings, Inc.	Common Equity	Manufacturing	$217	$87,710	34.8%	88.7%
Inergex Holdings, LLC	First Lien Debt	Professional, Scientific, and Technical Services	17,303	17,303	6.9	17.5
Contract Datascan Holdings, Inc.	Preferred and Common Equity, Warrants	Real Estate and Rental and Leasing	13,882	16,860	6.7	17.1
One GI LLC	First Lien Debt	Management of Companies and Enterprises	12,551	10,682	4.2	10.8
Boca Home Care Holdings, Inc.(1)	First Lien Debt, Preferred and Common Equity	Health Care and Social Assistance	10,625	10,128	4.0	10.2
Total			$54,578	$142,683	56.6%	144.3%

(1)
As of September 30, 2026, the Company had an outstanding commitment of $1,065 to fund the portfolio company’s undrawn revolver facility.

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

The Company assesses the levels of the investments at each measurement date, and transfers between levels are recognized on the measurement date. The following table presents the Company’s transfers of Level 2 and Level 3 debt investments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Transfers from Level 2 to Level 3	$—	$2,519	$—	$—
Transfers from Level 3 to Level 2	—	3,954	—	3,954

Transfers between levels occur when the availability of reliable Indicative Prices changes during the period. The Company classifies loan investments as Level 2 when sufficient Indicative Prices are available, and the depth of the market is sufficient, in management’s judgment, to transact at those prices in amounts approximating the Company’s investment position at the measurement date.

Due to the inherent uncertainty of determining the fair value of Level 3 investments, including the use of significant unobservable inputs, the fair value of the investments may differ significantly from the values that would have been used had a ready market or observable inputs existed for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments are generally subject to legal and other restrictions, or otherwise are less liquid than publicly traded instruments. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, the Company may realize significantly less than the value at which such investment had previously been recorded and incur a realized capital loss. The Company’s investments are subject to market risk as a result of economic and political developments, including impacts from interest rate changes and elevated inflation rates, the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, activity in South America, instability in the U.S. and international banking systems, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, the risk of recession or the impact of the prolonged shutdown of U.S. government services, and related market volatility. Market risk is directly impacted by the volatility and liquidity in the markets in which certain investments are traded and can affect the fair value of the Company’s investments. The Company’s investments are also subject to interest rate risk. Changes in interest rates enacted by the U.S. Federal Reserve may impact the Company’s investment income, cost of funding and the valuation of its investment portfolio.

The following tables present the Company’s investment portfolio measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

Security	Level 1	Level 2	Level 3	Fair Value as of September 30, 2026
Debt investments	$—	$15,256	$95,889	$111,145
Equity investments	—	—	113,872	113,872
Structured Finance Securities	—	—	27,130	27,130
	$—	$15,256	$236,891	$252,147

Security	Level 1	Level 2	Level 3	Fair Value as of December 31, 2025
Debt investments	$—	$14,809	$165,005	$179,814
Equity investments	—	—	100,596	100,596
Structured Finance Securities	—	—	61,605	61,605
	$—	$14,809	$327,206	$342,015

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

The following tables provide the primary quantitative information about valuation techniques and the Company’s unobservable inputs to its Level 3 fair value measurements as of September 30, 2026 and December 31, 2025. The Company may make changes to the valuation techniques, among techniques otherwise commonly utilized in accordance with its valuation policies, and/or the weighting of techniques used for particular investments based on changes in facts-and-circumstances and depending on the availability of, or changes in, information in order to produce the best estimate of fair value as of the measurement date. In addition to the techniques and unobservable inputs noted in the tables below and in accordance with OFS Advisor’s valuation policy, OFS Advisor, as valuation designee, may also use other valuation techniques and methodologies when determining the fair value measurements of the Company’s investment assets. The tables are not intended to be all-inclusive and only present the most significant unobservable input(s) relevant to the valuation designee’s determination of fair value.

	Fair Value at September 30, 2026	Valuation technique	Unobservable inputs	Range (Weighted average)(1)
Debt investments:
First lien	$44,840	Discounted cash flow	Discount rates	9.36% - 36.00% (12.35%)
	30,268	Market approach	EBITDA multiples	3.00x - 8.00x (5.44x)
	1,887	Market approach	Revenue multiples	0.60x - 0.60x (0.60x)
	16,040	Market approach	Transaction Price
Second lien	976	Market approach	EBITDA multiples	9.00x - 9.00x (9.00x)
	1,878	Market approach	Transaction Price

Structured Finance Securities(2):
Subordinated notes	25,454	Discounted cash flow	Discount rates	19.00% - 70.00% (33.57%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)
Mezzanine debt	1,676	Discounted cash flow	Discount margin	20.0% - 20.0% (20.00%)
			Constant default rate	2.00% - 2.00% (2.00%)
			Recovery rate	65.00% - 65.00% (65.00%)

Equity investments:
Preferred equity	16,766	Market approach	EBITDA multiples	6.75x - 8.50x (8.49x)
	368	Market approach	Transaction Price
Common equity, warrants and other	8,294	Market approach	EBITDA multiples	4.50x - 14.00x (8.48x)
	—	Market approach	Revenue multiples	0.60x - 0.60x (0.60x)
	88,444	Market approach	Transaction Price
	$236,891

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

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

The following tables present changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2025	$155,596	$9,409	$12,567	$88,029	$61,605	$327,206
Net realized loss on investments	(1,032)	(4,356)	(9)	(4,722)	(13,882)	(24,001)
Net unrealized appreciation (depreciation) on investments	(5,773)	8,921	2,549	5,291	(5,984)	5,004
Amortization of Net Loan Fees	371	—	—	—	8	379
Accretion of interest income on Structured Finance Securities	—	—	—	—	6,185	6,185
Capitalized PIK interest and dividends	427	—	1,275	—	—	1,702
Amendment fees received	(45)	—	—	—	—	(45)
Purchase and origination of portfolio investments	4,469	—	—	—	—	4,469
Proceeds from principal payments on portfolio investments	(46,336)	(2,228)	—	—	—	(48,564)
Sale and redemption of portfolio investments	(14,642)	—	—	—	(13,358)	(28,000)
Conversion from debt investments to equity investments	—	(8,892)	752	8,140	—	—
Proceeds from distributions received from portfolio investments	—	—	—	—	(7,444)	(7,444)
Level 3 assets, September 30, 2026	$93,035	$2,854	$17,134	$96,738	$27,130	$236,891

	Nine Months Ended September 30, 2025
	First Lien Debt Investments	Second Lien Debt Investments	Preferred Equity	Common Equity, Warrants and Other	Structured Finance Securities	Total
Level 3 assets, December 31, 2024	$168,037	$34,331	$12,248	$96,337	$76,875	$387,828
Net realized loss on investments	(39)	(3,442)	—	—	(6,933)	(10,414)
Net unrealized appreciation (depreciation) on investments	(2,847)	576	(2,936)	(13,896)	(483)	(19,586)
Amortization of Net Loan Fees	359	196	—	—	86	641
Accretion of interest income on Structured Finance Securities	—	—	—	—	8,694	8,694
Capitalized PIK interest and dividends	355	850	935	—	—	2,140
Amendment fees received	(58)	—	—	—	—	(58)
Purchase and origination of portfolio investments	20,213	—	2,750	—	18,041	41,004
Proceeds from principal payments on portfolio investments	(8,612)	(7,061)	—	—	(7,000)	(22,673)
Sale and redemption of portfolio investments	(6,626)	(979)	—	—	(12,048)	(19,653)
Conversion from debt investments to equity investments	(2,992)	—	—	2,992	—	—
Proceeds from distributions received from portfolio investments	—	—	—	—	(11,055)	(11,055)
Transfers from Level 3 to Level 2	(3,954)	—	—	—	—	(3,954)
Level 3 assets, September 30, 2025	$163,836	$24,471	$12,997	$85,433	$66,177	$352,914

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

The net unrealized depreciation reported in the Company’s consolidated statements of operations for the nine months ended September 30, 2026 and 2025, attributable to the Company’s Level 3 assets still held at those respective period ends, was as follows:

	Nine Months Ended September 30,
	2026	2025
Debt investments	$(10,980)	$(3,656)
Equity investments	3,109	(16,833)
Structured Finance Securities	(10,459)	(5,859)
Net unrealized depreciation on investments held	$(18,330)	$(26,348)

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

The following table sets forth carrying values and fair values of the Company’s debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Description	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Banc of California Credit Facility(2)	$—	$—	$4,500	$4,500
BNP Facility(3)	—	—	50,950	50,950
Natixis Facility	25,400	25,400	—	—
Unsecured Notes Due February 2026(4)	—	—	15,988	15,961
Unsecured Notes Due July 2028(5)	48,243	50,960	67,498	70,877
Unsecured Notes Due October 2028	54,573	52,448	54,420	52,118
Unsecured Note Due August 2029	24,432	24,400	24,282	25,333
Total debt	$152,648	$153,208	$217,638	$219,739

(1)
Carrying value is calculated as the outstanding principal amount less unamortized deferred debt issuance costs.
(2)
As of September 30, 2026, the Banc of California Credit Facility had no outstanding balance.
(3)
On February 18, 2026, in connection with the closing of the Natixis Facility, OFSCC-FS repaid in full all outstanding obligations due, and terminated all commitments, under the BNP Facility.
(4)
On February 9, 2026, the Company redeemed the remainder of the outstanding Unsecured Notes Due February 2026.
(5)
On September 29, 2026, the Company redeemed $20,000 of the outstanding Unsecured Notes Due July 2028.

The following tables present the fair value measurements of the Company’s debt and the level within the fair value hierarchy of the significant unobservable inputs utilized by the Company to determine such fair values as of September 30, 2026 and December 31, 2025:

	September 30, 2026
Description	Level 1(1)	Level 2	Level 3(2)	Total
Banc of California Credit Facility	$—	$—	$—	$—
Natixis Facility	—	—	25,400	25,400
Unsecured Notes Due July 2028	50,960	—	—	50,960
Unsecured Notes Due October 2028	52,448	—	—	52,448
Unsecured Note Due August 2029	—	—	24,400	24,400
Total debt, at fair value	$103,408	$—	$49,800	$153,208

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

Note 6. Commitments and Contingencies

The following table shows the Company’s outstanding commitments to fund investments to portfolio companies as of September 30, 2026:

Portfolio Company	Investment Type	Commitment
Boca Home Care Holdings, Inc.	First Lien Debt (Revolver)	$1,065
Clevertech Bidco, LLC	First Lien Debt (Revolver)	76
ESP Associates, Inc.	First Lien Debt (Revolver)	33
ESP Associates, Inc.	First Lien Debt (Delayed Draw)	9
Honor HN Buyer Inc.	First Lien Debt (Revolver)	119
I Love Produce, LLC	First Lien Debt (Revolver)	20
I Love Produce, LLC	First Lien Debt (Delayed Draw)	152
Integrated Energy Services, LLC	First Lien Debt (Delayed Draw)	300
Integrated Energy Services, LLC	First Lien Debt (Revolver)	105
Medrina LLC	First Lien Debt (Revolver)	319
MP Design, LLC	First Lien Debt (Revolver)	250
PSB Group, LLC	First Lien Debt (Revolver)	1,059
SSJA Bariatric Management LLC	First Lien Debt (Delayed Draw)	157
Tolemar Acquisition, Inc.	First Lien Debt (Revolver)	309
Total		$3,973

In accordance with ASC 820, the Company considers undrawn amounts in the determination of fair value on its revolving lines of credit and delayed draw term loans. As of September 30, 2026, the Company had cash and cash equivalents of $3,132 and unused commitments of $15,000 under its Banc of California Credit Facility and $54,600 under its Natixis Facility, each of which is subject to the terms of the borrowing base and other covenants, to fund these outstanding commitments to portfolio companies.

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

Legal and regulatory proceedings: From time to time, the Company is involved in legal proceedings in the normal course of its business. See Note 11—Subsequent Events—Litigation for additional information concerning litigation commenced after September 30, 2026. Except as described therein, management is of the opinion, based on the advice of legal counsel, that the final disposition of any litigation should not have a material adverse effect on the financial position of the Company as of September 30, 2026.

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

As of September 30, 2026, the Natixis Facility had outstanding debt of $25,400, the unused commitment under the Natixis Facility was $54,600, subject to a borrowing base and other covenants, and the stated interest rate on the Natixis Facility was 6.34%.

Borrowings under the Natixis Facility are secured by substantially all of the assets held by OFSCC-FS, which were $82,633 at September 30, 2026. The Company’s use of cash and cash equivalents held by OFSCC-FS is limited by the terms and conditions of the Natixis Facility, including but not limited to, the payment of interest expense and principal on the outstanding borrowings. As of September 30, 2026 and December 31, 2025, OFSCC-FS had cash and cash equivalents of $1,716 and $2,443, respectively. OFSCC-FS and the Company have each made customary representations and warranties under the Natixis Facility and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense, cash paid for interest, effective interest rates and average outstanding balances for the Natixis Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stated interest expense(1)	$356	$—	$1,563	$—
Amortization of debt issuance costs	91	—	224	—
Total interest and debt financing costs	$447	$—	$1,787	$—
Cash paid for interest expense	$800	$—	$1,198	$—
Effective interest rate	10.95%	—%	8.13%	—%
Average outstanding balance	$16,202	$—	$29,390	$—

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

As of September 30, 2026 and December 31, 2025, the BNP Facility had outstanding debt of $0 and $50,950, respectively.

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the BNP Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stated interest expense(1)	$—	$1,205	$437	$3,752
Amortization of debt issuance costs	—	75	37	266
Total interest and debt financing costs	$—	$1,280	$474	$4,018
Cash paid for interest expense	$—	$1,235	$752	$3,815
Effective interest rate	—%	8.14%	7.12%	8.25%
Average outstanding balance	$—	$62,418	$8,902	$65,084

(1) For the three and nine months ended September 30, 2025, stated interest expense includes unused fees.

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

On September 30, 2026, Banc of California provided a covenant waiver for the quarter ended September 30, 2026 related to the requirement of a $1,000 minimum quarterly net investment income, after management and incentive fees.

As of September 30, 2026 and December 31, 2025, the Company had outstanding debt under the Banc of California Credit Facility of $0 and $4,500, respectively. As of September 30, 2026, the unused commitment under the Banc of California Credit Facility was

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

$15,000, subject to the terms of the borrowing base and other covenants. As of September 30, 2026, the stated interest rate on the Banc of California Credit Facility was 7.25%.

The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance Securities, foreign loans, and non-performing loans, and as otherwise specified in the BLA. The Banc of California Credit Facility is guaranteed by OFSCC-MB and secured by all of our and OFSCC-MB’s current and future assets, excluding assets held by OFSCC-FS, and the Company’s partnership interests and assets in SBIC I LP. The Company has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Banc of California Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stated interest expense	$1	$—	$228	$80
Amortization of debt issuance costs	19	32	67	95
Total interest and debt financing costs	$20	$32	$295	$175
Cash paid for interest expense	$1	$—	$235	$83
Effective interest rate(1)	n/m	n/m	9.15%	n/m
Average outstanding balance	$65	$—	$4,311	$1,364

(1) Not meaningful due to a minimal average outstanding balance relative to the size of the total commitment and the amount of commitment fees incurred during the periods.

Unsecured Notes: As of September 30, 2026 and December 31, 2025, the Company had $129,000 and $165,000, respectively, in aggregate principal of outstanding Unsecured Notes.

Unsecured Notes Due October 2028 (Nasdaq: OFSSH): On October 28, 2021 and November 1, 2021, the Company issued $55,000 in aggregate principal of unsecured notes. The Unsecured Notes Due October 2028 bear interest at a rate of 4.95% per year payable semi-annually and mature on October 31, 2028. The Company may redeem the Unsecured Notes Due October 2028 in whole or in part at any time.

Unsecured Notes Due July 2028 (Nasdaq: OFSSO): On July 23, 2025, the Company closed the public offering of $69,000 aggregate principal amount of its Unsecured Notes Due July 2028, which included $9,000 of aggregate principal amount related to the underwriters’ option to cover overallotments. The net proceeds to the Company from the Unsecured Notes Due July 2028, after deducting underwriting fees of $1,380 and offering expenses of $326, was $67,294. The Unsecured Notes Due July 2028 bear interest at a stated rate of 7.50% and will mature on July 31, 2028. The Company may redeem the Unsecured Notes Due July 2028 in whole or in part at any time.

On August 28, 2026, the Company issued notices to the holders of the Unsecured Notes Due July 2028 regarding the exercise of its option to redeem on September 29, 2026, $20,000 of the issued and outstanding amount of such notes, plus accrued interest of $246. The Company recognized a loss on extinguishment of debt of $310 related to the acceleration of unamortized deferred debt issuance costs on the redeemed notes.

As of September 30, 2026, the Company had $49,000 of outstanding Unsecured Notes Due July 2028.

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

On January 8, 2026, the Company issued notices to the holders of the Unsecured Notes Due February 2026 regarding the exercise of its option to redeem on February 9, 2026 $16,000 of the Unsecured Notes Due February 2026, which was equal to the remainder of the outstanding Unsecured Notes Due February 2026, plus accrued interest of $378.

As of September 30, 2026, the Company had no outstanding Unsecured Notes Due February 2026.

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

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense, cash paid for interest, average interest rates and average outstanding balances for the Unsecured Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stated interest expense	$2,466	$2,908	$7,495	$7,238
Amortization of debt issuance costs	245	322	750	811
Total interest and debt financing costs	$2,711	$3,230	$8,245	$8,049
Cash paid for interest expense	$2,720	$3,753	$8,047	$8,083
Effective interest rate	7.24%	6.17%	7.29%	5.68%
Average outstanding balance	$148,565	$207,815	$151,139	$189,374

The following table shows the scheduled maturities of the principal balances of the Company’s outstanding borrowings as of September 30, 2026:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Banc of California Credit Facility(1)	$—	$—	$—	$—	$—
Natixis Facility	25,400	—	—	25,400	—
Unsecured Notes	129,000	—	129,000	—	—
Total	$154,400	$—	$129,000	$25,400	$—

(1) As of September 30, 2026, the Banc of California Credit Facility had no outstanding balance and is scheduled to mature on February 28, 2028.

For the three and nine months ended September 30, 2026 and 2025, the average dollar borrowings and weighted average effective interest rate on the Company’s outstanding borrowings were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average dollar borrowings	$164,833	$270,233	$193,742	$255,822
Weighted average effective interest rate	7.65%	6.67%	7.45%	6.40%

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

Note 8. Financial Highlights

The following is a schedule of financial highlights for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Per share operating performance:
Net asset value per share at beginning of period	$8.41	$10.91	$9.19	$12.85
Net investment income(1)	0.05	0.22	0.31	0.72
Net realized loss on investments, net of taxes(1)	(0.58)	(0.35)	(1.88)	(0.85)
Net unrealized appreciation (depreciation) on investments, net of deferred taxes(1)	(0.31)	(0.23)	0.30	(1.49)
Loss on extinguishment of debt(1)	(0.02)	(0.04)	(0.03)	(0.04)
Total net loss from operations	(0.86)	(0.40)	(1.30)	(1.66)
Distributions declared	(0.17)	(0.34)	(0.51)	(1.02)
Net asset value per share at end of period	$7.38	$10.17	$7.38	$10.17

Per share market value, end of period	$3.63	$7.69	$3.63	$7.69
Total return based on market value(2)(3)	7.3%	(4.9)%	(12.5)%	7.2%
Total return based on net asset value(3)(4)	(8.0)%	(2.7)%	(7.7)%	(11.0)%
Shares outstanding at end of period	13,398,078	13,398,078	13,398,078	13,398,078
Weighted average shares outstanding	13,398,078	13,398,078	13,398,078	13,398,078
Ratio/Supplemental Data (dollar amounts in thousands)
Average net asset value(5)	$105,721	$141,255	$110,987	$153,780
Net asset value at end of period	$98,829	$136,314	$98,829	$136,314
Net investment income	$719	$2,940	$4,191	$9,688
Ratio of total expenses, net to average net assets(6)(9)	19.7%	21.6%	21.0%	18.8%
Ratio of total expenses, net and loss on extinguishment of debt to average net assets(6)(8)(10)	20.0%	21.9%	21.4%	19.1%
Ratio of net investment income to average net assets(6)(11)	2.7%	8.3%	5.0%	8.4%
Ratio of loss on extinguishment of debt to average net assets(3)	0.3%	0.3%	0.4%	0.3%
Portfolio turnover(7)	2.8%	4.8%	4.0%	10.5%

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
(9)
Ratio of total expenses before the base management fee waiver to average net assets was 20.4% and 21.7% for the three and nine months ended September 30, 2026.
(10)
Ratio of total expenses before the base management fee waiver plus the loss on extinguishment of debt to average net assets was 20.7% and 22.1% for the three and nine months ended September 30, 2026.
(11)
Ratio of net investment income before the base management fee waiver to average net assets was 2.1% and 4.3% for the three and nine months ended September 30, 2026.

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

The following table summarizes distributions declared and paid for the nine months ended September 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Amount Per Share	Cash Distribution
Nine Months Ended September 30, 2026
February 26, 2026	March 20, 2026	March 31, 2026	$0.17	$2,278	(1)
April 28, 2026	June 19, 2026	July 6, 2026	0.17	2,277	(1)
July 28, 2026	September 18, 2026	October 5, 2026	0.17	2,278	(1)
Total			$0.51	$6,833

Nine Months Ended September 30, 2025
February 26, 2025	March 21, 2025	March 31, 2025	$0.34	$4,555	(1)
April 29, 2025	June 20, 2025	June 30, 2025	0.34	4,556	(1)
July 29, 2025	September 19, 2025	September 30, 2025	0.34	4,555	(1)
Total			$1.02	$13,666

(1)
During the nine months ended September 30, 2026 and 2025, the Company directed the DRIP plan administrator to purchase shares on the open market in order to satisfy the obligation to deliver shares of common stock. Accordingly, the Company purchased shares to satisfy the DRIP obligation as follows:

Date Declared	Number of Shares Purchased	Average Price Paid Per Share	Total Amount Paid
Nine Months Ended September 30, 2026
January 1, 2026 through March 31, 2026	5,271	$3.39	$18
April 1, 2026 through June 30, 2026	7,462	3.82	28
July 1, 2026 through September 30, 2026	4,385	3.55	16
Total / Weighted-Average	17,118	$3.62	$62

Nine Months Ended September 30, 2025
January 1, 2025 through March 31, 2025	8,570	$9.35	$80
April 1, 2025 through June 30, 2025	9,509	8.61	82
July 1, 2025 through September 30, 2025	11,573	7.72	89
Total / Weighted-Average	29,652	$8.48	$251

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

During the nine months ended September 30, 2026 and 2025, no shares of common stock were repurchased under the Stock Repurchase Program.

OFS Capital Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollar amounts in thousands, except per share data)

Note 10. Consolidated Schedule of Investments In and Advances To Affiliates

		Nine Months Ended September 30, 2026
Name of Portfolio Company	Investment Type (1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/ (Depreciation)	Interest	Dividends	Fees	Total Income (2)	December 31, 2025, Fair Value (5)	Gross Additions (3)	Gross Reductions (4)	September 30, 2026, Fair Value (5)
Affiliate Investments
Contract Datascan Holdings, Inc.	Preferred Equity (7)	$—	$3,294	$—	$982	$—	$982	$9,201	$4,276	$—	$13,477
	Preferred Equity (7)	—	4	—	293	—	293	2,884	297	—	3,181
	Common Equity (6)	—	—	—	—	—	—	—	—	—	—
	Warrants (6)	—	202	—	—	—	—	—	202	—	202
	Warrants (6)	—	—	—	—	—	—	—	—	—	—
		—	3,500	—	1,275	—	1,275	12,085	4,775	—	16,860

DRS Imaging Services, LLC	Common Equity (6)	—	1,043	—	—	—	—	2,671	1,043	—	3,714

Pfanstiehl Holdings, Inc.	Common Equity	—	8,289	—	874	—	874	79,421	8,289	—	87,710

SSJA Bariatric Management LLC	First Lien Debt	—	(3)	17	—	1	18	235	1	(3)	233
	First Lien Debt	—	(2,389)	179	—	—	179	3,804	239	(2,389)	1,654
	Common Equity (6)	—	(1,729)	—	—	—	—	1,729	—	(1,729)	—
		—	(4,121)	196	—	1	197	5,768	240	(4,121)	1,887

Total Affiliate Investments		$—	$8,711	$196	$2,149	$1	$2,346	$99,945	$14,347	$(4,121)	$110,171

(1)
Principal balance, interest rate and maturity of debt investments, and ownership detail for equity investments are presented in the consolidated schedule of investments. The Company’s investments are generally classified as “restricted securities” as such term is defined under Regulation S-X Rule 6-03(f) or Securities Act Rule 144.
(2)
Represents the total amount of interest, fees or dividends included in income for the nine months ended September 30, 2026.
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

Note 11. Subsequent Events

Partial Monetization of Equity Interest

On October 5, 2026, SBIC I LP admitted a third-party investor (the “New Investor”) as a limited partner, which acquired 56.62% of the limited partnership interests of SBIC I LP. SBIC I LP holds 400 Class A shares of Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients. The New Investor acquired its limited partnership interests in exchange for $52.3 million paid to SBIC I LP, the entirety of which was distributed to the Company. Following the transaction, SBIC I LP is no longer a wholly owned subsidiary of the Company.

Litigation

On October 26, 2026, Pfanstiehl Holdings, Inc. filed a complaint in the Delaware Court of Chancery against SBIC I LP, an affiliate and former wholly owned subsidiary of the Company, and OFS SBIC I GP, LLC, its general partner and a wholly owned subsidiary of the Company. The complaint challenges the transaction previously reported in the Company’s Current Report on Form 8-K filed on October 6, 2026 and asserts claims for (i) declaratory judgment that the transaction is void under the stockholder agreement governing SBIC I LP’s shares of Pfanstiehl Holdings, Inc., (ii) breach of that stockholder agreement, and (iii) breach of the implied covenant of good faith and fair dealing. The complaint seeks declaratory and injunctive relief (including an order unwinding the transaction) and unspecified damages, and fees and costs. The Company intends to defend the matter vigorously. Based on the information currently available, the Company cannot predict the outcome of this proceeding and is unable to reasonably estimate the possible loss or range of loss, if any. Costs associated with the litigation will be accrued and expensed as incurred. No amounts have been accrued as of September 30, 2026.

Distribution Declaration

On October 27, 2026, the Board declared a distribution of $0.17 per share for the fourth quarter of 2026, payable on January 7, 2027 to stockholders of record as of December 18, 2026.

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

Overview

Key performance metrics per common share are presented below:

	September 30, 2026	June 30, 2026
Net asset value	$7.38	$8.41

	Three Months Ended		Nine months ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Net investment income	$0.05	$0.08	$0.31	$0.72
Net increase (decrease) in net assets resulting from operations	(0.86)	0.42	(1.30)	(1.66)
Distributions declared	0.17	0.17	0.51	1.02

Our NAV per common share decreased from $8.41 at June 30, 2026 to $7.38 at September 30, 2026, primarily due to a net loss on investments of $0.89 per common share and our quarterly distribution of $0.17 per common share exceeding our quarterly net investment income of $0.05 per common share.

For the quarter ended September 30, 2026, total investment income decreased from $6.8 million in the prior quarter to $5.9 million, primarily due to a decrease in interest income, partially offset by an increase in non-recurring fee income. See “—Results of Operations” for additional information.

Our total outstanding debt decreased from $185.8 million at June 30, 2026 to $154.4 million at September 30, 2026. During the quarter ended September 30, 2026, our total outstanding debt decreased by $31.4 million due to the redemption of $20.0 million of our 7.50% Unsecured Notes Due July 2028 and net repayments of $11.4 million under our Natixis Facility. For the quarter ended September 30, 2026, our weighted-average debt interest costs of 7.65% increased compared to 7.41% for the quarter ended June 30, 2026. See “—Results of Operations” and “—Liquidity and Capital Resources” for additional information.

For the quarter ended September 30, 2026, we recognized a net loss on investments of $11.9 million due to a net realized loss of $7.8 million and net unrealized depreciation, net of taxes, of $4.1 million. Our net realized loss of $7.8 million during the quarter ended September 30, 2026 was primarily attributable to the sale of a Structured Finance Security (Apex Credit CLO 2022-1 Ltd.), which resulted in a realized loss of $7.8 million, including $2.6 million recognized during the current quarter. For the quarter ended September 30, 2026, net unrealized depreciation of $4.1 million was primarily due to depreciation of $6.8 million on our common equity investment in Pfanstiehl Holdings, Inc. See “—Recent Developments—Partial Monetization of Equity Interest” for additional information. As of September 30, 2026, we had non-accrual loans with an aggregate fair value of $23.4 million, or 9.3% of our total investments at fair value. See “—Portfolio Composition and Investment Activity” for additional information.

As of September 30, 2026, the aggregate amount outstanding of the senior securities issued by us was $154.4 million, for which our asset coverage ratio was 164%, exceeding the minimum asset coverage requirement of 150% under the 1940 Act. As of September 30, 2026, we remained in compliance with all applicable covenants under our Natixis Facility and our Banc of California Credit Facility (after giving effect to the minimum quarterly net investment income covenant waiver). As of September 30, 2026, we had unused commitments of $15.0 million under our Banc of California Credit Facility, and $54.6 million under our Natixis Facility, each of which is subject to a borrowing base and other covenants. As of September 30, 2026, we had $4.0 million in outstanding unfunded commitments to portfolio companies. See “—Liquidity and Capital Resources” for additional information.

On October 27, 2026, the Board declared a distribution of $0.17 per share for the fourth quarter of 2026, payable on January 7, 2027 to stockholders of record as of December 18, 2026.

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

The following table illustrates the impact of our fair value measures if we selected the low or high end of the range of estimated values for all investments as of September 30, 2026 (dollar amounts in thousands):

		Range of Fair Value(1)
Investment Type	Fair Value at September 30, 2026	Low-end	High-end
Debt investments:
First lien	$108,291	$104,414	$112,498
Second lien	2,854	1,878	4,855

Structured Finance Securities:
Subordinated notes	25,454	23,500	27,405
Mezzanine debt	1,676	1,612	1,740

Equity investments:
Preferred equity	17,134	15,036	17,815
Common equity, warrants and other	96,738	95,207	98,997
	$252,147	$241,647	$263,310

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
The Investment Advisory Agreement with OFS Advisor to manage our operating and investment activities. Under the Investment Advisory Agreement, we have agreed to pay OFS Advisor an annual base management fee based on the average value of our total assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts and including assets owned by any consolidated entity) as well as an incentive fee based on our investment performance. See “Item 1—Financial Statements—Note 3.”
•
The Administration Agreement with OFS Services, an affiliate of OFS Advisor, to provide us with the office facilities and administrative services necessary to conduct our operations. See “Item 1—Financial Statements—Note 3.”
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

On April 17, 2026, June 23, 2026 and September 16, 2026, OFS Advisor agreed to waive a portion of its base management fee for the quarters ended March 31, 2026, June 30, 2026 and September 30, 2026, respectively, attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters. These waivers differ from prior periods where OFS Advisor had contractually agreed to reduce its base management fee for the entire year at the beginning of the year. As of September 30, 2026, there is no active ongoing fee waiver or reduction agreement in place with OFS Advisor for the remainder of 2026.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of September 30, 2026, the fair value of our debt investment portfolio totaled $111.1 million in 31 portfolio companies, of which approximately 97% and 3% were first lien and second lien debt investments, respectively. We also had equity investments in 14 portfolio companies with a fair value of approximately $113.9 million and nine investments in Structured Finance Securities with a fair value of approximately $27.1 million. As of September 30, 2026, we had $4.0 million in outstanding unfunded commitments to 11 portfolio companies. Set forth in the tables and charts below is selected information with respect to our portfolio as of September 30, 2026 and December 31, 2025.

The following table presents our ten largest investments by issuer based on fair value as of September 30, 2026 (dollar amounts in thousands):

Issuer Name	Type	Amortized Cost	Fair Value	% of Total Portfolio, at Fair Value	% of Net Assets, at Fair Value
Pfanstiehl Holdings, Inc.	Equity	$217	$87,710	34.8%	88.7%
Inergex Holdings, LLC	Debt	17,303	17,303	6.9%	17.5%
Contract Datascan Holdings, Inc.	Equity	13,882	16,860	6.7%	17.1%
One GI LLC	Debt	12,551	10,682	4.2%	10.8%
Boca Home Care Holdings, Inc.	Debt and Equity	10,625	10,128	4.0%	10.2%
Planet Bingo, LLC (F/K/A 3rd Rock Gaming Holdings, LLC)	Debt	14,113	8,574	3.4%	8.7%
Tolemar Acquisition, Inc.	Debt	15,785	8,334	3.3%	8.4%
24 Seven Holdco, LLC	Debt	8,304	8,317	3.3%	8.4%
PSB Group, LLC	Debt	7,790	7,900	3.1%	8.0%
Canyon CLO 2019-1, Ltd.	Structured Finance	9,782	6,902	2.7%	7.0%
Total		$110,352	$182,710	72.4%	184.8%

As of September 30, 2026, our common equity investment in Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients, accounted for 34.8% and 88.7% of our total portfolio at fair value and our total net assets, respectively. The value of this investment is substantially comprised of unrealized appreciation of $87.5 million. The valuation’s unobservable inputs incorporate discounts for the minority-interest and illiquid nature of the security; however, the valuation, in accordance with fair value concepts, is based on assumptions applicable to an orderly transaction between market participants and does not reflect the impact of a forced sale or entity-specific liquidity constraints. As a result, there can be no assurance that we would be able to realize this value in a timely manner, or at all. See “—Recent Developments—Partial Monetization of Equity Interest” for additional information.

A deterioration or improvement in the operating performance of these portfolio investments, or other factors underlying the valuation of these investments, could have a material impact on our NAV.

Portfolio Yields

The following table presents weighted-average yield metrics for our portfolio for the three months ended September 30, 2026 and June 30, 2026:

	For the Three Months Ended
	September 30, 2026	June 30, 2026
Weighted-average performing income yield(1):
Debt investments	12.4%	11.1%
Structured Finance Securities	14.6%	14.6%
Interest-bearing investments	13.1%	12.1%

Weighted-average realized yield(2):
Interest-bearing investments	10.1%	10.1%

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

For the three months ended September 30, 2026, the weighted-average performing income yield on interest-bearing investments increased to 13.1% from 12.1% during the prior quarter. This increase was primarily attributable to an increase in non-recurring prepayment fees and Net Loan Fees related to the full repayment of certain debt investments.

Weighted-average yields of our investments are not the same as a return on investment for our stockholders, but rather the gross investment income from our investment portfolio before the payment of all of our fees and expenses. There can be no assurance that the weighted average yields will remain at their current levels. As of September 30, 2026, 92% of our total loan and mezzanine debt investments, at fair value, consisted of variable rate investments, generally indexed to SOFR. See additional information under “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Portfolio Company Investments

The following table summarizes the composition of our Portfolio Company Investments as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien debt investments(1)	$132,536	$108,291	$188,236	$170,405
Second lien debt investments	9,448	2,854	24,924	9,409
Preferred equity	16,305	17,134	14,287	12,567
Common equity, warrants and other	26,739	96,738	23,320	88,029
Total Portfolio Company Investments	$185,028	$225,017	$250,767	$280,410
Number of portfolio companies	41	41	43	43

(1)
As of September 30, 2026 and December 31, 2025, first lien debt investments include unitranche investments (which are loans that combine both senior and subordinated debt, in a first lien position) with an amortized cost and fair value of $86.6 million and $70.0 million, respectively, and $130.3 million and $116.3 million, respectively. Unitranche loans generally provide leverage levels comparable to a combination of first lien and second lien or subordinated loans. Investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal and interest.

As of September 30, 2026, 100% of our loan portfolio and 44% of our total portfolio consisted of first lien and second lien loans, based on fair value.

As of September 30, 2026, the three largest industries of our Portfolio Company Investments by fair value, were: (1) Manufacturing (43.7%); (2) Real Estate and Rental and Leasing (11.6%); and (3) Professional, Scientific, and Technical Services (10.1%), totaling an aggregate of approximately 65.4% of our Portfolio Company Investment portfolio. For a full summary of our investment portfolio by industry, see “Item 1—Financial Statements—Note 4.”

Structured Finance Securities

The following table summarizes the composition of our Structured Finance Securities as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated notes	$46,171	$25,454	$68,670	$53,531
Mezzanine debt	2,971	1,676	8,963	8,074
Total Structured Finance Securities	$49,142	$27,130	$77,633	$61,605
Number of Structured Finance Securities	9	9	14	14

Non-performing Structured Finance Securities are securities that have not been optionally redeemed and have an effective yield of 0.0%, because the remaining residual distributions are anticipated to be recognized as a return of capital. As of September 30, 2026, the aggregate amortized cost and fair value of non-performing Structured Finance Securities was $6.9 million and $1.0 million, respectively.

During the nine months ended September 30, 2026, we sold Structured Finance Securities for net proceeds of $13.4 million, resulting in an aggregate net realized loss of $13.9 million.

Investment Activity

The following is a summary of our investment activity for the three months ended September 30, 2026 and June 30, 2026, and the nine months ended September 30, 2026 and 2025 (dollar amounts in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Investments in debt and equity securities	$7,668	$2,147	$11,924	$22,964
Investments in Structured Finance Securities	—	—	—	18,040
Total investment purchases and originations	$7,668	$2,147	$11,924	$41,004

Proceeds from principal payments	$38,936	$959	$48,891	$22,804
Proceeds from investments sold or redeemed	2,391	16,456	32,903	26,702
Proceeds from distributions received from portfolio investments	2,585	2,381	7,444	11,055
Total proceeds from principal payments, sales or redemptions, and distributions received from portfolio investments	$43,912	$19,796	$89,238	$60,561

Non-Cash Investment Activity

During the nine months ended September 30, 2026, our first lien debt investment in Redstone HoldCo 2 LP underwent a restructuring through which our first lien debt investment was exchanged for a combination of new first lien debt investments in the portfolio company at a price equal to 63% of par. In connection with the transaction, we recognized a realized loss of $0.6 million on the debt restructure corresponding to the amount forgiven upon the exchange. As of September 30, 2026, our new first lien debt investments had an aggregate amortized cost and fair value of $1.1 million and $1.0 million, respectively.

During the three months ended September 30, 2026, our second lien debt investments in BayMark Health Services, Inc. underwent a restructuring, through which our second lien debt investments were exchanged for new preferred and common equity investments. The cost of the existing second lien debt investments was ascribed to the preferred and common equity investments received in the exchange, and no realized loss was recognized. As of September 30, 2026, our preferred and common equity investments had an aggregate cost and fair value of $8.9 million and $0.1 million, respectively.

Risk Monitoring

We categorize debt investments into seven risk categories based on relevant information about the ability of borrowers to service their debt. For additional information regarding our risk categories, see “Item 1. Business—Portfolio Review/Risk Monitoring” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 3, 2026. The following table shows the classification of our debt investments, excluding Structured Finance Securities, by credit risk rating as of September 30, 2026 and December 31, 2025 (dollar amounts in thousands):

	Debt Investments as of
	September 30, 2026			December 31, 2025
Risk Category	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value	Amortized Cost	Fair Value	% of Debt Investments, at Fair Value
1 (Low Risk)	$—	$—	—%	$—	$—	—%
2 (Below Average Risk)	—	—	—%	—	—	—%
3 (Average)	79,605	76,816	69.1%	131,812	128,363	71.4%
4 (Special Mention)	42,947	23,012	20.7%	67,235	44,209	24.6%
5 (Substandard)	18,196	11,249	10.1%	14,113	7,242	4.0%
6 (Doubtful)	1,236	68	0.1%	—	—	—%
7 (Loss)	—	—	—%	—	—	—%
	$141,984	$111,145	100.0%	$213,160	$179,814	100.0%

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

As of September 30, 2026

The following table shows the classification of our debt investments on non-accrual status (dollar amounts in thousands):

	September 30, 2026
	Amortized Cost	Fair Value
First lien debt	$34,945	$22,435
Second lien debt	6,765	976
Total	$41,710	$23,411

For the three months ended September 30, 2026, loans to portfolio companies with an aggregate amortized cost and fair value of $6.8 million and $2.1 million, respectively, were placed on non-accrual status. Additionally, during the three months ended September 30, 2026, loans to portfolio companies which had previously been on non-accrual status with an aggregate amortized cost and fair value of $9.1 million and $0.3 million, respectively, were restructured for new debt and equity investments in the portfolio companies. Following the restructuring, the new loan with an amortized cost and fair value of $0.6 million and $0.7 million, respectively, was placed on accrual status.

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

Comparison of the three months ended September 30, 2026 and June 30, 2026 and comparison of the nine months ended September 30, 2026 and 2025

Consolidated operating results for the three months ended September 30, 2026 and June 30, 2026, and the nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Investment income
Interest income:
Cash interest income	$3,244	$4,022	$12,029	$18,504
PIK interest income	76	176	427	1,205
Net Loan Fee amortization	277	131	522	712
Accretion of interest income on CLO subordinated notes	1,652	2,041	6,185	8,694
Other interest income	32	19	93	416
Total interest income	5,281	6,389	19,256	29,531
Dividend income:
Cash dividends	11	11	907	515
PIK dividends	440	423	1,275	935
Total dividend income	451	434	2,182	1,450
Fee income:
Syndication fees	—	—	—	253
Prepayment and other fees	206	14	241	88
Total fee income	206	14	241	341
Total investment income	5,938	6,837	21,679	31,322
Total expenses, net of base management fee waiver	5,219	5,829	17,488	21,634
Net investment income	719	1,008	4,191	9,688
Net gain (loss) on investments	(11,914)	4,559	(21,277)	(31,441)
Loss on extinguishment of debt	(310)	—	(440)	(492)
Net increase (decrease) in net assets resulting from operations	$(11,505)	$5,567	$(17,526)	$(22,245)

Investment Income

Comparison of the three months ended September 30, 2026 and June 30, 2026

For the three months ended September 30, 2026, total investment income decreased from $6.8 million in the prior quarter to $5.9 million, primarily due to a decrease in interest income of $1.1 million, partially offset by an increase in non-recurring fee income of $0.2 million.

For the three months ended September 30, 2026, interest income decreased by $1.1 million compared to the prior quarter, primarily due to a smaller average debt investment portfolio, at cost, the placement of loans to portfolio companies on non-accrual status, and lower CLO subordinated note interest income.

Fee income is primarily comprised of unused fees, prepayment fees and syndication fees that generally result from periodic transactions rather than from holding portfolio investments, and are considered non-recurring. We receive syndication fees on investments where OFS Advisor sources, structures and arranges the lending group. For the three months ended September 30, 2026, total fee income increased by $0.2 million compared to the prior quarter, primarily due to an increase in prepayment fees related to the full repayment of certain debt investments.

Comparison of the nine months ended September 30, 2026 and 2025

Total investment income for the nine months ended September 30, 2026 decreased $9.6 million compared to the corresponding period in the prior year, primarily due to a decrease in total interest income of $10.3 million, partially offset by an increase in total dividend income of $0.7 million. The decrease in total interest income was primarily due to the combination of a smaller interest-bearing portfolio, lower SOFR rates, and the impact of non-accrual investments.

Expenses

Operating expenses for the three months ended September 30, 2026 and June 30, 2026, and the nine months ended September 30, 2026 and 2025 are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Interest expense	$3,178	$3,734	$10,801	$12,242
Base management fee	1,221	1,340	3,996	4,438
Income Incentive Fee	—	—	408	1,758
Professional fees	404	345	1,112	1,227
Administration fee	338	367	1,031	1,163
Other expenses	251	246	736	806
Total expenses before base management fee waiver	5,392	6,032	18,084	21,634
Base management fee waiver	(173)	(203)	(596)	—
Total expenses, net of base management fee waiver	$5,219	$5,829	$17,488	$21,634

Comparison of the three months ended September 30, 2026 and June 30, 2026

Interest expense for the three months ended September 30, 2026 decreased $0.6 million compared to the prior quarter, primarily due to a decrease of $37.2 million in our average outstanding debt balances compared to the prior quarter. During the quarter ended September 30, 2026, we redeemed $20.0 million of our 7.50% Unsecured Notes Due July 2028 and reduced the outstanding balance of our Natixis Facility by $11.4 million.

For the three months ended September 30, 2026, the base management fee waiver of $0.2 million was due to the waiver by OFS Advisor of its base management fee attributable to all of the OFSCC-FS Assets to 0.25% per quarter (1.00% annualized) of the average value of the OFSCC-FS Assets (other than cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of the two most recently completed calendar quarters.

Comparison of the nine months ended September 30, 2026 and 2025

Total expenses, net of the base management fee waivers, for the nine months ended September 30, 2026 decreased $4.1 million compared to the corresponding period in the prior year.

Interest expense for the nine months ended September 30, 2026 decreased $1.4 million compared to the corresponding period in the prior year, primarily due to a lower outstanding debt balance, partially offset by a higher cost of financing.

Base management fees, net of the fee waivers, for the nine months ended September 30, 2026 decreased $1.0 million compared to the corresponding period in the prior year, primarily due to a decrease in our total investment portfolio, at fair value.

Income Incentive Fees for the nine months ended September 30, 2026 decreased $1.4 million compared to the corresponding period in the prior year, primarily due to a decrease in our net investment income of $5.5 million.

Net realized and unrealized gain (loss) on investments

Net gain (loss) on investments, inclusive of realized and unrealized gains (losses), and net of current and deferred income taxes, by investment type for the three months ended September 30, 2026 and June 30, 2026, and the nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Debt investments	$3,972	$(2,879)	$(4,031)	$(7,171)
Equity investments	(12,115)	13,343	3,117	(16,822)
Structured Finance Securities	(3,622)	(5,901)	(19,866)	(7,415)
Current/deferred income tax expense	(149)	(4)	(497)	(33)
Total net gain (loss) on investments	$(11,914)	$4,559	$(21,277)	$(31,441)

During the three and nine months ended September 30, 2026, unrealized depreciation of $8.4 million and $8.4 million, respectively, was reclassified from debt investments to equity investments related to a debt-to-equity restructuring.

Net gain (loss) on investments for the three months ended September 30, 2026 and June 30, 2026

Three months ended September 30, 2026

For the three months ended September 30, 2026, we recognized a net loss on investments of $11.9 million due to a net realized loss of $7.8 million and net unrealized depreciation, net of taxes, of $4.1 million.

For the quarter ended September 30, 2026, our net realized loss of $7.8 million was primarily attributable to the sale of a Structured Finance Security (Apex Credit CLO 2022-1 Ltd.), which resulted in a realized loss of $7.8 million, including $2.6 million recognized during the current quarter.

For the three months ended September 30, 2026, net unrealized depreciation, net of taxes, of $4.1 million was primarily due to depreciation of $6.8 million on our common equity investment in Pfanstiehl Holdings, Inc.

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

Net gain (loss) on investments for the nine months ended September 30, 2026 and 2025

Nine months ended September 30, 2026

For the nine months ended September 30, 2026, we recognized a net loss on investments of $21.3 million, comprised of net realized losses of $25.1 million, partially offset by net unrealized appreciation, net of taxes, of $3.9 million. The net loss on investments during the period was primarily due to net realized and unrealized losses of $19.9 million on our Structured Finance Securities.

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

Loss on Extinguishment of Debt

Three months ended September 30, 2026

During the three months ended September 30, 2026, we redeemed $20.0 million of the aggregate principal amount of the 7.50% Unsecured Notes Due July 2028, and, as a result, we recognized a loss on extinguishment of debt of $0.3 million related to the acceleration of unamortized deferred debt issuance costs.

Nine months ended September 30, 2026

During the nine months ended September 30, 2026, we fully repaid and terminated the BNP Facility, and, as a result, we recognized a loss on extinguishment of debt of $0.1 million related to the acceleration of deferred financing costs.

During the nine months ended September 30, 2026, we amended the Banc of California Credit Facility to, among other things, reduce the maximum facility amount from $25.0 million to $15.0 million, and, as a result, we recognized a loss on extinguishment of debt of less than $0.1 million related to the acceleration of deferred financing costs.

Liquidity and Capital Resources

As of September 30, 2026, we held cash and cash equivalents of $3.1 million, which included $1.7 million held by OFSCC-FS. Distributions from OFSCC-FS to the Parent are restricted by the terms and conditions of the Natixis Facility.

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

As of September 30, 2026, we had an unused commitment of $15.0 million under our Banc of California Credit Facility, as well as an unused commitment of $54.6 million under our Natixis Facility, both of which are subject to borrowing base requirements and other covenants.

As of September 30, 2026, we had $4.0 million in outstanding unfunded commitments to portfolio companies.

As of September 30, 2026, the aggregate amount outstanding of the senior securities issued by us was $154.4 million, for which our asset coverage was 164%, exceeding our minimum asset coverage requirement of 150% under the 1940 Act. The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness.

Sources and Uses of Cash

We generate operating cash flows from net investment income and the net proceeds from the liquidation of portfolio investments, and use cash in our operations in the net purchase of portfolio investments and payment of expenses. Significant variations may exist between net investment income and cash from net investment income, primarily due to the recognition of non-cash investment income, including certain Net Loan Fee amortization, PIK interest and PIK dividends, which generally will not be fully realized in cash until we exit the investment, as well as accreted interest income on Structured Finance Securities, which may not coincide with cash distributions from these investments. As discussed in “Item 1—Financial Statements—Note 3,” we pay OFS Advisor a quarterly incentive fee with respect to our pre-incentive fee net investment income, which may include investment income that we have not received in cash. In addition, we must distribute substantially all of our taxable income, which approximates, but will not always equal, the cash we generate from net investment income to maintain our RIC tax treatment. We also obtain cash to fund investments or general corporate activities from the issuance of securities and our revolving lines of credit. These principal sources and uses of cash and liquidity are presented below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash from net investment income(1)	$1,772	$6,931
Net repayments and sales of portfolio investments(1)	70,200	17,329
Net cash provided by operating activities	71,972	24,260

Distributions paid to stockholders(2)	(4,555)	(13,666)
Net repayments under revolving lines of credit	(30,050)	(9,150)
Proceeds from Unsecured Notes offering, net of commissions and discounts	—	91,870
Redemption of Unsecured Notes	(36,000)	(94,000)
Payment of deferred financing costs	(1,594)	(374)
Net cash used in financing activities	(72,199)	(25,320)
Net decrease in cash and cash equivalents	$(227)	$(1,060)

(1)
Cash from net investment income includes all other cash flows from operating activities reported in our statements of cash flows. Net purchases and originations/repayments and sales of portfolio investments includes the purchase and origination of portfolio investments, proceeds from principal payments on portfolio investments, proceeds from sale or redemption of portfolio investments, changes in receivable for investments sold, payable for investments purchased as reported in our statements of cash flows, as well as differences in proceeds from distributions received from Structured Finance Securities relative to accretion of interest income on Structured Finance Securities.
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

Net cash provided by operating activities

For the nine months ended September 30, 2026, net cash from operating activities increased by $47.7 million compared to the nine months ended September 30, 2025, primarily due to an increase of $52.9 million in net repayments and sales of portfolio investments, which were primarily used for the repayment of outstanding debt.

Net cash used in financing activities

For the nine months ended September 30, 2026, net cash used in financing activities increased $46.9 million compared to the nine months ended September 30, 2025, primarily due to an increase in net repayments on outstanding borrowings of $54.8 million, partially offset by a reduction in distributions paid to stockholders.

Borrowings

As of September 30, 2026, we had $154.4 million of outstanding debt with a weighted-average effective interest rate of 7.49%. As of September 30, 2026, 68% of our outstanding debt matures in more than two years and 84% of our outstanding debt is unsecured.

Banc of California Credit Facility

We are party to the BLA with Banc of California, as lender, to provide us with a senior secured revolving credit facility, or the Banc of California Credit Facility, which is available for general corporate purposes, including investment funding, and is scheduled to mature on February 28, 2028. The Banc of California Credit Facility currently bears interest at a variable Prime Rate plus a 0.25% margin, with a 5.00% floor, and an annual commitment fee of 0.50% based on the maximum principal amount of the facility. As of September 30, 2026, the effective interest rate on the Banc of California Credit Facility was 7.77%. The maximum availability of the Banc of California Credit Facility is equal to 50% of the aggregate outstanding principal amount of eligible loans included in the borrowing base, which typically excludes Structured Finance Securities, foreign loans, and non-performing loans, and as otherwise specified in the BLA. The Banc of California Credit Facility is guaranteed by OFSCC-MB and secured by all of our and OFSCC-MB’s current and future assets, excluding assets held by OFSCC-FS and our partnership interests and the assets of SBIC I LP.

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

On September 30, 2026, Banc of California provided a covenant waiver for the quarter ended September 30, 2026 related to the requirement of a $1.0 million minimum quarterly net investment income, after management and incentive fees. We may need covenant waivers in the future and there is no guarantee the covenant waiver will be granted.

The BLA contains customary terms and conditions, including, without limitation, affirmative and negative covenants, such as information reporting requirements, a minimum tangible net asset value, a minimum quarterly net investment income after incentive fees and a debt/worth ratio. The BLA also contains customary events of default, including, without limitation, nonpayment, misrepresentation of representations and warranties in a material respect, breach of covenant, cross-default to other indebtedness, bankruptcy, change in investment advisor, and the occurrence of a material adverse change in our financial condition. As of September 30, 2026, we were in compliance in all material respects with the applicable covenants under the Banc of California Credit Facility (after giving effect to the minimum quarterly net investment income covenant waiver).

As of September 30, 2026, we had no outstanding debt and an unused commitment of $15.0 million under the Banc of California Credit Facility, subject to the terms of the borrowing base and other covenants.

Unsecured Notes

As of September 30, 2026 and December 31, 2025, we had $129.0 million and $165.0 million, respectively, in outstanding Unsecured Notes. The Unsecured Notes are direct unsecured obligations and rank equal in right of payment with all of our current and future unsecured indebtedness. Because the Unsecured Notes are not secured by any of our assets, they are effectively subordinated to all existing and future secured unsubordinated indebtedness (or any indebtedness that is initially unsecured as to which we subsequently grant a security interest), to the extent of the value of the assets securing such indebtedness, including, without limitation, borrowings under the Banc of California Credit Facility and Natixis Facility.

In order to, among other things, reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, purchase the Unsecured Notes for cash in open market purchases and/or privately negotiated transactions. We will evaluate any such transactions in light of then-existing market conditions, taking into account our current liquidity, prospects for future access to capital, contractual restrictions and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material. During the nine months ended September 30, 2026, no outstanding Unsecured Notes were repurchased.

Redemption of Unsecured Notes

On January 8, 2026, we issued notices to the holders of the Unsecured Notes Due February 2026 regarding the exercise of our option to redeem on February 9, 2026, $16.0 million of the Unsecured Notes Due February 2026, which was equal to the remainder of the outstanding Unsecured Notes Due February 2026, plus accrued interest of $0.4 million.

On August 28, 2026, we issued notices to the holders of the Unsecured Notes Due July 2028 regarding the exercise of our option to redeem on September 29, 2026, $20.0 million of the issued and outstanding amount of such notes, plus accrued interest of

$0.2 million. We recognized a loss on extinguishment of debt of $0.3 million related to the acceleration of unamortized deferred debt issuance costs on the redeemed notes.

As of September 30, 2026, the Unsecured Notes had the following terms and balances (dollar amounts in thousands):

Unsecured Notes	Principal	Stated Interest Rate	Effective Interest Rate(1)	Optional Redemption Date	Maturity
Unsecured Notes Due July 2028	$49,000	7.50%	8.34%	Callable	July 31, 2028
Unsecured Notes Due October 2028	55,000	4.95	5.32	Callable	October 31, 2028
Unsecured Note Due August 2029	25,000	8.00	8.80	Callable	August 8, 2029
Total / Weighted-Average	$129,000	6.51%	7.14%

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

As of September 30, 2026, the Natixis Facility had outstanding debt of $25.4 million, the unused commitment under the Natixis Facility was $54.6 million, subject to a borrowing base and other covenants, and the stated interest rate on the Natixis Facility was 6.34%.

Borrowings under the Natixis Facility are secured by substantially all of the assets held by OFSCC-FS, which were $82.6 million at September 30, 2026. Our use of cash and cash equivalents held by OFSCC-FS is limited by the terms and conditions of the Natixis Facility, including but not limited to, the payment of interest expense and principal on the outstanding borrowings. As of September 30, 2026 and December 31, 2025, OFSCC-FS had cash and cash equivalents of $1.7 million and $2.4 million, respectively.

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

The following table shows the scheduled maturities of the principal balances of our outstanding borrowings as of September 30, 2026 (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	After 5 years
Banc of California Credit Facility(1)	$—	$—	$—	$—	$—
Natixis Facility	25,400	—	—	25,400	—
Unsecured Notes	129,000	—	129,000	—	—
Total	$154,400	$—	$129,000	$25,400	$—

(1) As of September 30, 2026, the Banc of California Credit Facility had no outstanding balance and is scheduled to mature on February 28, 2028.

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

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our assets, as defined by the 1940 Act, are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. Conversely, we may invest up to 30% of our portfolio in opportunistic investments not otherwise eligible under BDC regulations. Specifically, as part of this 30% basket, we may consider investments in investment funds that are operating pursuant to certain exceptions to the 1940 Act and in advisers to similar investment funds, as well as in debt or equity of middle-market portfolio companies located outside of the United States and debt and equity of public companies that do not meet the definition of eligible portfolio companies because their market capitalization of publicly traded equity securities exceeds the levels provided for in the 1940 Act. We have, and may continue to, make opportunistic investments in Structured Finance Securities and other non-qualifying assets, consistent with our investment strategy. Investments in Structured Finance Securities are generally made in non-U.S. entities and are not operating companies and, therefore, are generally deemed to be non-qualifying. As of September 30, 2026, approximately 89% of our investments were qualifying assets.

On May 3, 2018, our Board, including a required majority (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, effective May 3, 2019, our minimum required asset coverage ratio decreased from 200% to 150%. As of September 30, 2026, our asset coverage ratio of 164% exceeded the minimum asset coverage requirement of 150% under the 1940 Act.

On May 22, 2018, the Board authorized the Stock Repurchase Program under which we could acquire up to $10.0 million of our outstanding common stock through the two-year period ended May 22, 2020. On each of May 4, 2020, May 3, 2022 and April 30, 2024, our Board extended the Stock Repurchase Program for additional two-year periods. On April 28, 2026, our Board extended the Stock Repurchase Program for the two-year period ending on May 22, 2028. Under the extended Stock Repurchase Program, we are authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. We expect the Stock Repurchase Program to be in place through May 22, 2028, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We retire all shares of common stock that we purchased in connection with the Stock Repurchase Program. During the nine months ended September 30, 2026, we did not make any repurchases of common stock on the open market under the Stock Repurchase Program. As of September 30, 2026, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

As of September 30, 2026, we had $3.1 million of cash and cash equivalents, as well as unused commitments of $15.0 million under our Banc of California Credit Facility and $54.6 million under our Natixis Facility, respectively, to meet our short-term contractual obligations, subject to contractual requirements and regulatory asset coverage requirements. As of September 30, 2026, we had $4.0 million in unfunded commitments to fund portfolio investments that can be funded with our current cash or credit facilities.

Following the maturity extension of our Banc of California Credit Facility in January 2026, the final repayment of our 4.75% Unsecured Notes Due February 2026, and the execution of our Natixis Facility in February 2026, we do not have any debt maturities until February 2028.

Long-term contractual obligations, such as our Natixis Facility that matures in 2031 and had $25.4 million outstanding as of September 30, 2026, could be repaid by selling OFSCC-FS portfolio investments that have a fair value of $79.5 million as of September 30, 2026. A portion of the OFSCC-FS portfolio includes broadly syndicated loans in larger portfolio companies that generally can be sold over a relatively short period to generate cash. As of September 30, 2026, the broadly syndicated loan investments in the OFSCC-FS portfolio totaled $20.5 million at fair value. We cannot, however, be certain that this source of funds will be available and upon terms acceptable to us in sufficient amounts in the future. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value and incur significant realized losses on our invested capital.

As of September 30, 2026, we had $129.0 million of outstanding Unsecured Notes, of which $104.0 million matures in 2028 and $25.0 million matures in 2029. The Unsecured Notes can be repaid by issuing additional senior securities to refinance the debt or by selling portfolio investments, although there is no guarantee that there would be a market for additional senior securities or that we would be able to generate sufficient liquidity to repay such amounts.

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

Our Board maintains a variable dividend policy with the objective of distributing quarterly distributions in an amount not less than 90% of our taxable quarterly income or potential annual income for a particular year. In addition, during the year, we may pay a special dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income to a following year. We may choose to retain a portion of our taxable income in any year and pay the 4% U.S. federal excise tax on the retained amounts. Distributions in excess of our current and accumulated ICTI would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our estimated ICTI for the full year and distributions paid for the full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution is mailed to our stockholders. Return of capital distributions (or distributions in excess of ICTI) may permanently reduce our total net assets, and may require us to borrow funds or liquidate assets in order to cover the return of capital portion of the distribution. This could result in our leverage increasing and/or the size of our portfolio shrinking, both of which could lower future earnings on the portfolio.

Recent Developments

Partial Monetization of Equity Interest

On October 5, 2026, SBIC I LP admitted a third-party investor (the “New Investor”) as a limited partner, which acquired approximately 56.62% of the limited partnership interests of SBIC I LP. SBIC I LP holds 400 Class A shares of Pfanstiehl Holdings, Inc., a global manufacturer of high-purity pharmaceutical ingredients. The New Investor acquired its limited partnership interests in exchange for $52.3 million paid to SBIC I LP, the entirety of which was distributed to us. Following the transaction, SBIC I LP is no longer a wholly owned subsidiary of the Company.

For U.S. federal income tax purposes, we estimate we will recognize a long-term capital gain of approximately $47 million, net of the proportional cost basis and transaction costs related to facilitating the transaction. We currently estimate that we have sufficient capital loss carryforwards to fully offset the capital gain resulting from the transaction, and thus no net capital gain, and no resulting capital gain distribution, is expected for tax year 2026. The current estimate of year-to-date 2026 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties, and does not include certain income amounts that may be recognized in the remainder of the year. Accordingly, actual full-year 2026 U.S. federal taxable income will not be finally determined until our 2026 U.S. federal tax return is filed in 2027 (and, therefore, such estimate is subject to change). The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our estimated taxable income and distributions paid for the full year. Each year, if required, a statement on Form 1099-DIV identifying the source of the distribution is mailed to our stockholders.

Litigation

On October 26, 2026, Pfanstiehl Holdings, Inc. filed a complaint in the Delaware Court of Chancery against SBIC I LP, our affiliate and former wholly owned subsidiary, and OFS SBIC I GP, LLC, its general partner and a wholly owned subsidiary of ours. The complaint challenges the transaction previously reported in our Current Report on Form 8-K filed on October 6, 2026 and asserts claims for (i) declaratory judgment that the transaction is void under the stockholder agreement governing SBIC I LP’s shares of Pfanstiehl Holdings, Inc., (ii) breach of that stockholder agreement, and (iii) breach of the implied covenant of good faith and fair dealing. The complaint seeks declaratory and injunctive relief (including an order unwinding the transaction) and unspecified damages, and fees and costs. We intend to defend the matter vigorously. Based on the information currently available, we cannot predict the outcome of this proceeding and are unable to reasonably estimate the possible loss or range of loss, if any. Costs associated with the litigation will be accrued and expensed as incurred. No amounts have been accrued as of September 30, 2026.

Declaration of a Distribution

On October 27, 2026, our Board declared a distribution of $0.17 per share for the fourth quarter of 2026, payable on January 7, 2027 to stockholders of record as of December 18, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. The economic effects of the ongoing war between Russia and Ukraine, the escalated armed conflict and heightened regional tensions in the Middle East, activity in South America, interest rate changes and elevated inflation rates, ongoing supply chain and labor market disruptions, including those as a result of strikes, work stoppages or accidents, the agenda of the U.S. presidential administration, including the impact of tariff enactment and tax reductions, trade disputes with other countries, instability in the U.S. and international banking systems and the risk of recession or the impact of the prolonged shutdown of U.S. government services have introduced significant volatility in the financial markets, and the effects of this volatility have impacted and could continue to impact our market risks. For additional information concerning risks and their potential impact on our business and our operating results, see “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 3, 2026.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, we value a significant portion of our portfolio investments at fair value as determined in good faith by OFS Advisor, as valuation designee, based, in part, on independent third-party valuation firms that have been engaged at the direction of OFS Advisor to assist in the valuation of most portfolio investments without a readily available market quotation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate significantly from period-to-period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, some investments may be subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than its current fair value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Estimates” as well as Notes 2 and 5 to our consolidated financial statements for the nine months ended September 30, 2026 for more information relating to our investment valuation.

Interest Rate Risk

As of September 30, 2026, we held loan and mezzanine debt investments with an aggregate fair value of $103.3 million, or 92% of our total loan and mezzanine debt investments, at fair value, that bore interest at floating interest rates and contained interest rate reset provisions that adjust applicable interest rates to current market rates on a periodic basis. The aggregate net 150 basis point reductions in the U.S. Federal Reserve target federal funds rate enacted from September 2024 through September 2026 resulted in our variable rate debt investments generating less interest income. Changes in interest rates, including the recent interest rate increase of 25 basis points by the U.S. Federal Reserve on September 16, 2026, may impact our results of operations, cost of funding and the valuation of our investments. Increases in interest rates will generally increase interest income on our floating-rate investments and may increase our net investment income. However, increases in interest rates will also increase interest expense on our revolving lines of credit, which would partially offset the corresponding increase in interest income.

As of September 30, 2026, our Unsecured Notes comprise 84% of our total outstanding debt. Because our Unsecured Notes bear interest at fixed rates, interest expense will not increase with changes in market interest rates and may benefit our net interest margin during periods of rising interest rates. In contrast, borrowings under our Banc of California Credit Facility and Natixis Facility bear interest at floating rates based on applicable reference rates.

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates as of September 30, 2026. As of September 30, 2026, 1-month and 3-month SOFR were 3.91% and 4.08%, respectively. Assuming that the interim and unaudited consolidated balance sheet as of September 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following tables show the annualized impact of hypothetical changes in interest rate indices (in thousands).

Basis point increase	Interest income	Interest expense	Net change
25	$355	$(87)	$268
50	619	(151)	468
75	882	(214)	668
100	1,145	(278)	867
125	1,409	(341)	1,068

Basis point decrease	Interest income	Interest expense	Net change
25	$(171)	$40	$(131)
50	(435)	103	(332)
75	(698)	167	(531)
100	(961)	230	(731)
125	(1,224)	294	(930)

Although we believe that the foregoing analysis is indicative of our net interest margin sensitivity to interest rate changes as of September 30, 2026, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our credit facilities, that could affect net increase or decrease in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On October 26, 2026, Pfanstiehl Holdings, Inc. filed a verified complaint in the Delaware Court of Chancery against our affiliate and former subsidiary OFS SBIC I, LP (“SBIC I LP”) and our wholly owned subsidiary OFS SBIC I GP, LLC, captioned Pfanstiehl Holdings, Inc. v. OFS SBIC I, L.P. and OFS SBIC I GP, LLC, C.A. No. 2026-1414-BWD. OFS Capital Corporation is not currently named as a defendant in the complaint. The complaint challenges the transaction previously reported in our Current Report on Form 8-K filed on October 6, 2026 and asserts claims for (i) declaratory judgment that the transaction is void under the stockholder agreement governing SBIC I LP’s shares of Pfanstiehl Holdings, Inc., (ii) breach of that stockholder agreement, and (iii) breach of the implied covenant of good faith and fair dealing. The complaint seeks declaratory and injunctive relief (including an order unwinding the transaction) and unspecified damages, and fees and costs. We intend to defend the matter vigorously. The outcomes of outstanding legal matters are inherently unpredictable and subject to uncertainties. Based on information currently available, we cannot predict the outcome of this proceeding and are unable to reasonably estimate any possible loss or range of loss, if any, associated with this matter.

Except as set forth above, as of September 30, 2026, we, OFS Advisor and OFS Services are not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, OFS Advisor or OFS Services. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings, other than the matter set forth above, cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition, results of operations or cash flows.

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

Our credit facilities may contain various covenants that, if not complied with, could accelerate repayment under such credit facilities, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

Compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, there are no assurances that we will be able to comply with the covenants in any credit facilities we enter into. Failure to comply with these covenants could result in a default under such credit facilities, that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment of the indebtedness, or terminate the applicable credit facility, and thereby have a material adverse impact on our business, financial condition and results of operations.

Litigation Risks

We are subject to a variety of litigation risks. Litigation may arise in the course of our investment activities, may result from the nature of our holdings or could be driven by increased or changing interests by regulators in our business. The outcome of any such threatened or actual litigation is inherently uncertain and may include monetary damages, fees, fines, injunctive or other equitable relief and other sanctions. The costs of defending, settling or satisfying any such litigation will ordinarily be borne by us. Any such legal proceeding, involving any or all of the Company, the OFS Advisor, or their affiliates, could have a significant adverse effect on us. For a description of the material pending proceeding to which we are currently subject, see “Part II, Item 1. Legal Proceedings.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities, Use of Proceeds

None.

Issuer Purchases of Equity Securities

On May 22, 2018, the Board authorized the Company to initiate the Stock Repurchase Program under which the Company could acquire up to $10.0 million of its outstanding common stock through the two-year period ended May 22, 2020.

On each of May 4, 2020, May 3, 2022 and April 30, 2024, our Board extended the Stock Repurchase Program for additional two-year periods. On April 28, 2026, the Board extended the Stock Repurchase Program for the two-year period ending May 22, 2028. Under the extended Stock Repurchase Program, the Company is authorized to repurchase shares in open-market transactions, including through block purchases, depending on prevailing market conditions and other factors. The Company expects the Stock Repurchase Program to be in place through May 22, 2028, or until the approved dollar amount has been used to repurchase shares. The Stock Repurchase Program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. The Stock Repurchase Program may be extended, modified or discontinued at any time for any reason. The Company retires all shares of common stock that it purchases in connection with the Stock Repurchase Program. As of September 30, 2026, the approximate dollar value of shares remaining that may be purchased under the program was $9.6 million.

During the three months ended September 30, 2026, the Company did not make any repurchases of its common stock on the open market under the Stock Repurchase Program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Price Range of Common Stock and Distributions

The Company’s common stock is traded on The Nasdaq Global Select Market under the symbol “OFS.” The following table lists the high and low intraday sale price for the Company’s common stock, NAV per share, and the cash distributions per share that were declared on its common stock for each fiscal quarter during the last two most recently completed fiscal years and each full fiscal quarter of the current fiscal year. The last reported sale price for our common stock on The Nasdaq Global Select Market on September 30, 2026 was $3.63 per share.

		Price Range		Premium	Premium	Cash
Period	NAV Per Share(1)	High	Low	(Discount) of High Sales Price to NAV	(Discount) of Low Sales Price to NAV	Distribution per Share
Fiscal 2026
Third Quarter	$7.38	$4.20	$3.15	(43.1)%	(57.3)%	$0.17
Second Quarter	$8.41	$4.35	$3.26	(48.3)%	(61.2)%	$0.17
First Quarter	$8.16	$5.28	$2.72	(35.3)%	(66.7)%	$0.17
Fiscal 2025
Fourth Quarter	$9.19	$7.81	$4.44	(15.0)%	(51.7)%	$0.17
Third Quarter	$10.17	$8.99	$7.58	(11.6)%	(25.5)%	$0.34
Second Quarter	$10.91	$9.52	$7.88	(12.7)%	(27.8)%	$0.34
First Quarter	$11.97	$9.80	$7.92	(18.1)%	(33.8)%	$0.34
Fiscal 2024
Fourth Quarter	$12.85	$8.98	$7.81	(30.1)%	(39.2)%	$0.34
Third Quarter	$11.29	$9.35	$7.75	(17.2)%	(31.4)%	$0.34
Second Quarter	$11.51	$10.14	$8.42	(11.9)%	(26.8)%	$0.34
First Quarter	$11.08	$12.07	$9.53	8.9%	(14.0)%	$0.34

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

Dated: October 29, 2026	OFS CAPITAL CORPORATION

	By:	/s/ Bilal Rashid
	Name:	Bilal Rashid
	Title:	Chief Executive Officer

	By:	/s/ Kyle Spina
	Name:	Kyle Spina
	Title:	Chief Financial Officer